Form 10QSB
period 2003-09-30
BIOMODA INC/NM
filed 2003-11-19
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2003


                          Commission file No.333-90738
                                             ---------

                                  BIOMODA, INC.
           (Name of small business issuer as specified in its charter)


        NEW MEXICO                                     85-0392345
(State of incorporation)                     (IRS Employer Identification No.)

           8301 WASHINGTON NE, SUITE 6, ALBUQUERQUE, NEW MEXICO 87113 (Address of principal executive offices including zip code)

Issuer's telephone number:                                       (505) 821-0875

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

The number of issuer's shares of Common Stock outstanding as of November 14, 2003 was 6,745,282.

    Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                  ---    ---

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                    UNAUDITED

                                     ASSETS

Current Assets
   Cash                                                             $     2,193
Other Assets, net                                                       148,390
                                                                    ------------
                                                                    $   150,583
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                  $    22,724
  Accrued liabilities                                                   154,851
  Advances from stockholders                                            127,029
  Line of credit from an affiliated entity                              228,312
                                                                    ------------
      Total Current Liabilities                                         532,916

Commitments and Contingencies

Stockholders' Deficit

  Common stock,  no par value, 15,000,000 shares                      1,282,196
    authorized; 6,745,282 issued and outstanding
  Class A redeemable preferred stock; no par value
    2,000,000 shares authorized; no shares issued and
    outstanding; cumulative and convertible                                  --
  Undesignated preferred stock; 2,000,000 shares
    authorized; no  shares issued and outstanding                            --
  Deficit accumulated during development stage                       (1,664,529)
                                                                    ------------
      Total Stockholders' Deficit                                     (382,333)
                                                                    ------------
                                                                    $   150,583
                                                                    ============

See accompanying notes to these condensed financial statements

--------------------------------------------------------------------------------
Page 2

                                 Biomoda, Inc.
                         (A development Stage Company)
                       Condensed Statements of Operations
                                   Unaudited

                                                                                                                 January 3, 1990
                                                                                                                 (Inception) Through
                                          Nine Months Ended September 30       Three Months Ended September 30   September 30, 2003
                                          ------------------------------       -------------------------------   ------------------
                                              2003              2002               2003               2002
                                              ----              ----               ----               ----
Revenue
  Interest                                $     --           $     --           $     --           $     --              $    3,893
                                          ----------         ----------         ----------         ----------           -----------
                                                --                 --                 --                 --                   3,893

Operating expenses
  Research and development                       900                120                250               --                  78,660
  Licensing fees                              24,000               --                1,944               --                  74,817
  Advertising and marketing                    3,436                149              3,000               --                  50,575
  Depreciation and amortization                6,928              6,468              2,250              1,531                40,681
  General and administrative                 202,394             14,772             62,576              2,018             1,315,281
                                          ----------         ----------         ----------         ----------           -----------
                                             237,658             21,509             70,020              3,549             1,560,014
                                          ----------         ----------         ----------         ----------           -----------
Loss from operations                        (237,658)           (21,509)           (70,020)            (3,549)           (1,556,121)
Other expenses
  Foreign currency transaction loss              551              2,714               --                1,166                 3,798
  Interest expense                            20,010             18,678              2,856               --                 104,610
                                          ----------         ----------         ----------         ----------           -----------
Net loss                                  $ (258,219)        $  (42,901)        $  (72,876)        $   (4,715)          $(1,664,529)
                                          ==========         ==========         ==========         ==========           ===========
Basic and diluted net loss available to
  common stockholders per share           $    (0.04)        $    (0.01)        $    (0.01)        $    (0.00)
                                          ==========         ==========         ==========         ==========
Weighted average number of common
  shares outstanding                       5,837,875          5,765,282          5,864,171          5,765,282
                                           ==========         ==========         ==========         ==========

See accompanying notes to these condensed financial statements

--------------------------------------------------------------------------------
Page 3

                                 BIOMODA, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                                                   January 3, 1990
                                                                    Nine-Months Ended      Nine-Months Ended     (Inception) Through
                                                                    September 30, 2003     September 30, 2002    September 30, 2003
                                                                    ------------------     ------------------    ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (258,219)           $  (42,901)          $(1,664,529)
Adjustments to reconcile net loss to
  net cash (used in) operating activities:
  Stock compensation for exercise of options                               147,000                  --                 147,000
  Loss on sale of assets                                                         0                   358                   358
  Deprecation and amortization                                               6,928                 6,468                40,681
Changes in operating assets and liabilities:                                  --
  Accounts receivable                                                         --                    --                  (4,425)
  Other Assets                                                               4,425                  --                   4,425
  Accounts payable                                                         (18,653)                 --                  19,478
  Accrued liabilities                                                      (47,213)               18,977               244,997
                                                                        ----------            ----------           -----------
Net cash flows (used in) operating activities                             (165,732)              (17,098)           (1,212,015)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                          --                    --                  (8,132)
  Sale of property and equipment                                              --                   1,139                 1,139
  Organizational costs                                                        --                    --                    (560)
  Patent, trademark and license fee                                        (28,711)               (1,000)             (186,509)
                                                                        ----------            ----------           -----------
Net cash flows (used in) provided by investing activities                  (28,711)                  139              (194,062)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholders' advances                                       6,050                  --                 130,496
  Proceeds from line of credit from an affiliated entity                   189,880                13,600               189,880
  Issuance of common stock for cash                                           --                    --               1,084,096
                                                                        ----------            ----------           -----------
Net cash flows provided by financing activities                            195,930                13,600             1,404,472
FOREIGN CURRENCY TRANSACTIONS                                                  551                 2,714                 3,798
                                                                                                                   -----------
Net increase (decrease) in cash                                              2,038                  (645)                2,193
Cash, beginning of period                                                      155                   977                  --
                                                                        ----------            ----------           -----------
Cash, end of period                                                     $    2,193            $      332           $     2,193
                                                                        ==========            ==========           ===========

See accompanying notes to condensed financial statements for more information on non-cash investing and financing activities during the nine month periods ended September 30, 2003 and 2002, and for the period from January 3, 1990 (Inception) through September 30, 2003.

See accompanying notes to these condensed financial statements

--------------------------------------------------------------------------------
Page 4

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization
------------

Biomoda, Inc. (the "Company") is a development stage company incorporated in the state of New Mexico on January 3, 1990. The Company's primary focus is on discovery, development, manufacture and marketing of proprietary medical diagnostic and treatment products used to treat life threatening and other serious diseases.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per Share. The Registration Statement was declared effective on July 11, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of November 14, 2003.

Development Stage and Going Concern
-----------------------------------

Since its inception, the Company has primarily been engaged in the research and development of its proprietary products. Once the research and development phase is complete, the Company will begin to manufacture and obtain the various governmental regulatory approvals for the marketing of its products. The Company is in the development stage and has not generated revenues from any product sales. There are no assurances that the Company will be able to generate revenues in the near future.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management plans to obtain revenues from product sales, but there is no commitment by any persons for purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional sales of debt and equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

As of September 30, 2003, the Company had an accumulated deficit and a working capital deficit of approximately $382,000 and $531,000, respectively. In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures.

--------------------------------------------------------------------------------
Page 5

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Development Stage and Going Concern (continued)
----------------------------------------------

The Company's products, to the extent they may be deemed drugs or biologics, are governed by the Federal Food, Drug and Cosmetics Act and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used with humans are subject to certain clearance procedures administered by the above regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time.

Management is attempting to raise additional capital through the current Registration Statement on Form SB-2. Management has applied with the National Association of Securities Dealers for a trading symbol to be able to start trading to provide liquidity.

These circumstances, among others, raise concerns about the Company's ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation
---------------------

The management of the Company, without audit, prepared the condensed financial statements for the three-month and nine-month periods ended September 30, 2003 and 2002. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003.

These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 2002, which are included in the Company's Registration Statement on Form SB-2, which was declared effective on July 11, 2003.

--------------------------------------------------------------------------------
Page 6

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Stock-based Compensation
---------------------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION", as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123" and interpreted by FASB Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB 25." This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 ("SFAS 148"), "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. As of September 30, 2003, the Company has not established a formal stock option plan.

--------------------------------------------------------------------------------
Page 7

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE" Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred a net loss in the nine month and three month periods ended September 30, 2003 and 2002, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Patent
------

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method and are included in other assets on the accompanying balance sheet.

3.  ADVANCES FROM STOCKHOLDERS

As of September 30, 2003, the Company received advances approximating $127,000 from its stockholders. These advances bear interest at 10% per annum and are due on demand. Interest expense related to such advances for the nine months and three months periods ended September 30, 2003 and for the period from inception through September 30, 2003 was $9,378, $3,253 and $40,618, respectively.

4.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended whereby the outstanding balance as of December 31, 2003 shall be converted into a one year note with an annual interest rate of 5%. Interest expense related to such a line of credit for the nine months and three months period ended September 30, 2003 and for the period from inception through September 30, 2003 was approximately $14,000, $3,000 and $15,000, respectively.

--------------------------------------------------------------------------------
Page 8

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

5. EQUITY TRANSACTIONS

Options
-------

On April 17, 2000, the Company authorized the issuance of 1,700,000 stock options to acquire the company's common stock at an exercise price of $.15 per share as compensation for services provided by two of the officers which 420,000 shares were exercised during year 2000 and 2001. In June 2002, the Company authorized the issuance of 980,000 stock options to acquire the company's common stock at an exercise price of $.15 per share as compensation for services provided by two of the officers. On July 11, 2003, the two officers exercised their option for 980,000 of the Company's common stock in lieu of deferred salary in the amount of $147,000.

6.  OTHER RELATED PARTY TRANSACTION

On May 1, 2002, the Company entered into a subleases agreement with Advanced Optics to sublease an office space for $300 a month. The lease is on a month-to-month basis and the Company is to abide with all relevant covenants of the master lease.

7.  SUBSEQUENT EVENTS

On November 5, 2003, the Company has entered into a lease agreement for an office space. The agreement is for one year and has a three (1) year options. The monthly lease amount under such an agreement is $2,000.

As of October 2003, the Company has also entered into three (1) year consulting agreements with three scientists. Advanced Optics is currently paying the three scientists and the Company is liable to reimburse Advanced Optics. The monthly obligation under such agreement is approximately $18,000.

--------------------------------------------------------------------------------
Page 9

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Significant recent accounting pronouncements include:

                                                                                       ADOPTION/
PRONOUNCEMENT                           TITLE                                       EFFECTIVE DATE
--------------        -------------------------------------------------------    ----------------------
SFAS No. 141          BUSINESS COMBINATIONS                                         January 1, 2002

SFAS No. 142          GOODWILL AND OTHER INTANGIBLE ASSETS                          January 1, 2002

SFAS No. 143          ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS                   January 1, 2003

SFAS No. 145          RESCISSION  OF FASB  STATEMENTS  NO.  4,  44,  AND 64,          May 15, 2002
                      AMENDMENT  OF FASB  STATEMENT  NO. 13,  AND  TECHNICAL
                      CORRECTIONS

SFAS No. 146          ACCOUNTING FOR COSTS  ASSOCIATED WITH EXIT OR DISPOSAL        January 1, 2003
                      ACTIVITIES

SFAS No. 148          ACCOUNTING FOR  STOCK-BASED  COMPENSATION - TRANSITION       December 31, 2002
                      AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123

SFAS No. 150          ACCOUNTING  FOR  CERTAIN  FINANCIAL  INSTRUMENTS  WITH          May 31, 2003
                      CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY.

FIN 45                GUARANTOR'S  ACCOUNTING  AND  DISCLOSURE  REQUIREMENTS       December 31, 2002
                      FOR  GUARANTEES,   INCLUDING  INDIRECT  GUARANTEES  OF
                      INDEBTEDNESS  OF  OTHERS - AN  INTERPRETATION  OF FASB
                      STATEMENTS  NO. 5, 57, AND 107 AND  RESCISSION OF FASB
                      INTERPRETATION NO. 34

FIN 46                CONSOLIDATION OF VARIABLE INTEREST ENTITIES                   January 31, 2003

In the opinion of management, recent accounting pronouncements did not or will not have a material affect on the financial statements.

--------------------------------------------------------------------------------
PAGE 10

ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                        .

FORWARD - LOOKING STATEMENTS
----------------------------

This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products, the Company's ability to develop new products cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products using improved or alternative technology, the retention of key employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

                                    OVERVIEW

Biomoda, Inc., was incorporated under New Mexico law on January 2, 1990. Our executive office is located at 8301 Washington NE, Suite 6, Albuquerque, NM 87113, and our telephone number is (505) 821-0875. Our registered statutory office is at the same address. We use the terms "Company" and "we" in this prospectus to refer to Biomoda, Inc., unless the context indicates otherwise.

The Company is a developmental stage company engaged in the business of developing biopharmaceutical technology to diagnose and treat human diseases. To date, the Company has not received any revenue from the sale of any products. We currently licenses three patents from the University of California. The license to use these patents is exclusive and our license expires on December 3, 2019, which is when the last of our licensed patents expires. On November 10, 1992, the Company licensed a patent (patent number 5,162,231) for the detection of cancers of the lung. The patent expires on November 10, 2009. A second patent (patent number 5,391,547), dealing with treatment

--------------------------------------------------------------------------------
PAGE 11
of cancers of the lung, was licensed on February 21, 1995, and the patent expires on February 21, 2012. The third licensed patent (patent number 6,490,330) for the production of high specific activity Copper 67 was licensed by the Company on December 3, 2002, and the patent expires on December 3, 2019. We have applied for the first patent in the Company's name (patent application 09/989,092), which deals with detecting pre-cancerous conditions in human tissue. The application is currently pending.

We also  currently  have patents and patents  pending in seven other  countries:
Australia (670743), Brazil (PI 9106563-1),  Canada (2085464), Japan (3,047,468),
Korea (171393), Mexico (app #PA/a/2003/004406) and Russia (2114430). The patents in these countries protect our rights under U.S. patents 5,162,231 and 5,391,547. These foreign patents all expire on June 17, 2011. We also have received a patent (EPO 533845 B1) from the European Patent Office to protect our rights under U.S. patents 5,162,231 and 5,391,547. The patent issued by the European Patent Office covers the following countries: Austria, Belgium, Germany, Denmark, France, Great Britain, Italy, Netherlands and Sweden.

For the expanded development phase no manufacturing facilities will be needed. For the production phase, we plan to initially contract out production at comparable, competitive costs.

Biomoda's business opportunities are in developing products for the early detection and treatment of cancers. The initial products relate to lung cancer and are based on commercializing our core patent protected technology relating to a compound called Tetrakis Carboxy Phenyl Porphine ("TCPP"). TCPP is a porphyrin with unique properties. Porphyrins are compounds related to blood (such as heme in hemoglobin) and having biological activity. TCPP has an affinity to bind molecularly with cancer cells. This allows the cancer cells to be identified because TCPP will fluoresce or glow under certain light conditions. The next stage toward product development is the refinement of our protocol and process and proof of concept in clinical trials. This will include:

A. The development of staining protocols: staining protocols are the standardized operating procedures used to stain samples. These include procedures for dissolving TCPP in different solvents, attaching cells to microscope slides or suspending them in solutions, and then rinsing out the stain and preparing the sample for evaluation.

B. The creation of standard reference materials: standard reference materials are cell samples that have a consistent level of staining with TCPP. These bench marking sets will be added to the patient's samples as an internal control to insure the valid functioning of the staining procedure.

Clinical trials will apply these techniques to registry sputum samples, which are samples of tissues from cancer patients, along with their relevant histories. Some tissue registries follow patients who are at high risk of cancer, but do not yet have the disease. These registry samples are the most valuable for proving efficacy of a new screening test. The results of the clinical trials will provide the proof of performance data required to move into product commercialization and joint venture and strategic alliance opportunities.

--------------------------------------------------------------------------------
PAGE 12

Our business plan is to focus on developing our proprietary, patented technology for the early detection of cancer cells into products that are tailored for government, regulatory, medical and public acceptance on a worldwide basis. The market for our early detection of lung cancer products can be considered, in a general sense, the entire world population since this is a preliminary disease screening tool and the test is administered outside the body. Everyone would benefit from this screening test. More specifically, we are targeting high-risk and at-risk populations in countries with relatively developed medical care infrastructure systems. In addition to our diagnostic product concepts, we intend to develop and market therapeutic and cancer treatment products. The market for these products are people that have been diagnosed with lung cancer.

We plan to contract with manufacturing facilities to produce commercial quantities of our products. The first products to be developed will be used for early diagnosis of cancer, followed by products that will aid in the imaging and treatment of cancer. The Company will develop a new market in response to the Company's products by focusing on hospitals, laboratories, and other health care providers who typically will buy products based on our technology for providing care to their patients. We also plan to develop an international presence through confidential licensing agreements and possibly joint ventures with international partners.

Our stock currently has no public trading market. We have filed a Form 15c2-11 and applied for a listing on the Over the Counter Bulletin Board (OTCBB). We believe obtaining a listing on the OTCBB will provide some liquidity for our shareholders and create a public market for our securities. However, there is no guarantee that the Company will obtain a listing or that a public market for our securities will develop, even if we do obtain a listing on the OTCBB.

RESULTS OF CONTINUING OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
-----------------------------------------------------------------------

REVENUE.  As of September 30, 2003, there have been no revenues.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses, consulting fees, licensing fees and depreciation of the equipment associated with the development and enhancement of our disease screening tool. Research development and other operating technical costs increased to $7,444 in the three months ended September 30, 2003 from $1,531 in the three months ended September 30, 2002. These costs have increased. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

--------------------------------------------------------------------------------
PAGE 13

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $62,576 in the three months ended September 30, 2003 from $ 2,018 in the three months ended September 30, 2002. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense. Other (expense) increased to $2,856 in the three months ended September 30, 2003 from $1,166 in the three months ended September 30, 2002 due primarily to an in interest expense booked from our bridge fund operating in the three months ended September 30, 2003.

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
----------------------------------------------------------------------

REVENUE.  As of September 30, 2003, there have been no revenues.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses, consulting fees and depreciation of the equipment associated with the development and enhancement of our screening test. Research, development and technical costs increased to $35,264 in the nine months ended September 30, 2003 from $6,737 in the nine months ended September 30, 2002. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $202,394 in the nine months ended September 30, 2003 from $14,772 in the nine months ended September 30, 2002. The main reason was the exercise of stock options in lieu of salary for two officers in the amount of $147,000. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense. Other (expense) remained relatively stable at ($20,561) in the nine months ended September 30, 2003 from ($21,392) in the nine months ended September 30, 2002.

--------------------------------------------------------------------------------
PAGE 14

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc. As of September 30, 2003 we have raised net proceeds of approximately $1,363,000.

Product development expenditures were $7,444 for the quarter ended September 30, 2003. Funds for operations, product development and capital expenditures were provided from a bridge financing arrangement.

Management believes that sales of securities will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the second quarter 2005. At that time it is anticipated that sales of our initial screening product will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

Item 3. CONTROLS AND PROCEDURES

Within 90 days prior to this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company may on occasion be a party to litigation involving claims by or against the Company arising in the ordinary course of business. The officers and directors know of no legal proceedings pending or contemplated by any person, entity or governmental authority which would have a material adverse effect on the Company.

Item 2.  Changes in securities

The Company's authorized capital stock consists of 15,000,000 shares of common stock, of which 6,745,282 are issued and outstanding as of September 30, 2003. The Company's bylaws also authorize the issuance of 4,000,000 shares of Preferred Stock. There are no shares of Preferred Stock that are issued and outstanding. The shareholders

--------------------------------------------------------------------------------
PAGE 15
do not possess cumulative voting rights. There are no other material rights afforded by the shares of stock, which have been authorized by the company.

On April 17, 2000, the Company authorized the issuance of 1,700,000 stock options to acquire the company's common stock at an exercise price of $.15 per share as compensation for services provided by two of the officers which 420,000 shares were exercised during year 2000 and 2001. In June 2002, the Company authorized the issuance of 980,000 stock options to acquire the company's common stock at an exercise price of $.15 per share as compensation for services provided by two of the officers. On July 11, 2003, the two officers exercised their option for 980,000 of the Company's common stock in lieu of deferred salary in the amount of $147,000.

Item 3.  Defaults upon senior securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's security holders during the third quarter of fiscal year 2003.

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1  Certification  of CEO and CFO  pursuant to  Securities  Exchange Act rules
      13a-15  and   15d-15(c)  as  adopted   pursuant  to  section  302  of  the
      Sarbanes-Oxley act of 2002.

32.1 Certification of John J. Cousins, Principal Executive and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)   Reports on Form 8-K

On November 14, 2003 a report on Form 8-K was filed referring to the resignation of Hinkle & Landers, P.C. as the Company's auditors. Another report on Form 8-K was filed referring to the engagement of Squar, Milner, Reehl & Williamson, LLP Public Accountants ("Squar Milner") as its new independent auditors.

--------------------------------------------------------------------------------
PAGE 16

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATED: NOVEMBER 19, 2003

                                  Biomoda, Inc.



                                  /s/ JOHN J. COUSINS
                                      ---------------
                                      John J. Cousins
                                      Principal Executive and Accounting Officer


--------------------------------------------------------------------------------
PAGE 17