Form 10KSB
period 2003-12-31
BIOMODA INC/NM
filed 2004-03-30
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003       Commission file No. 333-90738

                          BIOMODA, INC. AND SUBSIDIARY
                 (Name of small business issuer in its charter)

          NEW MEXICO                                     85-0392345
   (State of incorporation)                   (IRS Employer Identification No.)

           8301 WASHINGTON NE, SUITE 6, ALBUQUERQUE, NEW MEXICO 87113 (Address of principal executive offices including zip code)

Issuer's telephone number, including area code:                (505) 821-0875

Securities registered under Section 12(b) of the Exchange Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:     NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2003 is not determinable because the stock is not currently trading. The number of issuer's shares of Common Stock outstanding as of December 31, 2003 was 6,737,282.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ---     ---

TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6.  Management's Discussion and Analysis or Plan of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants
Item 8A. Controls and procedures

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

                                   SIGNATURES

Forward - Looking Statements
----------------------------

This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

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

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-KSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General
------

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Advanced Optics Electronics, Inc. ("ADOT") replaced Biomoda's management team, affecting a change in control. ADOT also owns approximately 16% of Biomoda's outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company".

The Company's principal offices are located at 8301 Washington NE, Suite 6, Albuquerque, New Mexico 87113, and its telephone number is (505) 821-0875.

Company Overview
----------------

The Company is a developmental stage company engaged in the business of developing biopharmaceutical technology to diagnose and treat human diseases. To date, the Company has not received any revenue from the sale of any products. The Company currently licenses two patents in the United States. On November 10, 1992, the Company licensed a patent for the detection of cancers of the lung. A second patent, dealing with treatment of cancers of the lung, was licensed on February 21, 1995. A third patent, which deals with detecting pre-cancerous conditions in human tissue, is currently pending. We also currently have patents in six other countries: Australia, Brazil, Canada,

Japan, Korea and Russia, and have filed a patent application with the European Patent Office, which includes the following countries: Austria, Belgium, Switzerland, Liechtenstein, Cyprus, Germany, Denmark, Spain, Finland, France, Great Britain, Greece, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Sweden and Turkey. For the expanded development phase no manufacturing facilities will be needed. For the production phase Biomoda plans to initially contract out production at comparable, competitive costs.

The Company's business opportunities are in developing products for the early detection and treatment of cancers. The initial products relate to lung cancer and are based on commercializing our core patent protected technology relating to a compound called Tetrakis Carboxy Phenyl Porphine ("TCPP"). TCPP is a porphyrin with unique properties. Porphyrins are compounds related to blood (such as heme in hemoglobin) and having biological activity (see "Products and Markets"). The next stage toward product development is the refinement of our protocol and process and proof of concept in clinical trials. This will include:

1. The development of staining protocols: staining protocols are the standard operating procedures used to stain samples. These include procedures for preparing the TCPP stain using different solvents, attaching cells to microscope slides or suspending them in solutions, staining the cells, and then rinsing out the excess stain and preparing the sample for evaluation.

2. The creation of standard reference materials: standard reference materials are cell samples that have a consistent level of staining with TCPP. These bench marking sets will be included with the patient's samples as an internal control to insure the valid functioning of the staining procedure.

Clinical trials will apply these techniques to clinical sputum samples and registry sputum samples, which are samples of tissues from cancer patients, along with their relevant histories. Some tissue registries follow patients who are at high risk of cancer, but do not yet have the disease. These registry samples are the most valuable for proving efficacy of a new screening test. The results of the clinical trials will provide the proof of performance data required to move into product commercialization and joint venture and strategic alliance opportunities.

Our business plan is to focus on developing our proprietary, patented technology for the early detection of cancer cells into products that are tailored for government, regulatory, medical and public acceptance on a worldwide basis. The market for our early detection of lung cancer products can be considered, in a general sense, the entire world population since this is a preliminary disease screening tool and the test is administered outside the body. We believe everyone would benefit from this screening test. More specifically, we are targeting high-risk and at-risk populations in countries with relatively developed medical care infrastructure systems. In addition to our diagnostic product concepts, we intend to develop and market therapeutic and cancer treatment products. The market for these products are people that have been diagnosed with lung cancer.

The Company plans to contract with manufacturing facilities to produce commercial quantities of our products. The first products to be developed will be used for early diagnosis of cancer, followed by products that will aid in the imaging and treatment of cancer. The Company will develop a new market in response to the Company's products by focusing on hospitals, laboratories, and other health care providers who typically will buy products based on our technology for providing care to their patients. We also plan to develop an international presence through confidential licensing agreements and possibly joint ventures with international partners.

Industry Background
-------------------

Biotech companies in general, and anti-cancer biopharmaceutical companies in particular, are stronger than they have ever been both in terms of products and finances. According to the investment bankers Stephens Inc., there were over 400 cancer drugs in human clinical trials in 2001. We are competing against companies with the financial and intellectual resources and expressed intent of performing rapid technological innovation and substantial scientific research. Our resources are limited and must be allocated to very focused objectives in order to succeed. This places us at a disadvantage relative to companies with larger portfolios of products and research projects.

Strategy
--------

Before marketing any of our products, the Company will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to the Company. During each investigative study and prior to its completion, the results of the investigations will remain "blinded" to ensure the integrity of the study. The Company will not know the results of any study, favorable or unfavorable to the Company, until after the study has been completed. Such data must be submitted to the Food and Drug Administration ("FDA") as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

Products and Markets
--------------------

The Company's research focuses primarily on what are known as Porphyrins, which are compounds related to blood, such as heme in hemoglobin, and having biological activity. Porphyrins have been known for many years to have a significant affinity for malignant cancer cells, and have been demonstrated to be useful as diagnostic markers. Tumor cells that have taken up porphyrin fluoresce when illuminated with ultraviolet light.

The Company has licensed patents for certain product applications of porphyrin technology. Porphyrins are a class of organic chemicals that have defined basic ring structure, 20 carbons and 4 nitrogens, at the center. This tetrapyrrole nucleus ring structure can be modified in different ways. A particular modification of that nucleus is called TCPP. TCPP has an affinity to bind molecularly with cancer cells. This allows the cancer cells to be identified because TCPP will fluoresce or glow under certain light conditions. Porphyrin technology includes the know-how to synthesize and use TCPP to detect and/or classify abnormal cells. The fact that our patents state that this compound has an affinity to bind with metabolically active cells and fluoresces to identify these cells, and that the compound has a metal binder for targeting these abnormal cells for treatment, and that certain limited data have indicated that the technology performs as stated in the patents, should not be construed as indicating that all issues have been resolved in the development of the products or that the results of such evaluations have indicated that no imperfections exist. Accordingly, the fact that the Company is planning to conduct clinical investigations of a product does not provide any assurances as to the final successful development of that product.

Because there are significant unmet medical needs in many types of cancers, many cancer related drugs and technologies in development are eligible for Orphan Drug and Fast-Track status. It is possible to defer large-scale randomized trials and receive conditional approval from the FDA, followed by full approval after large randomized trials.

Our initial products are in-vitro, which means performed outside of the body, and diagnostic in nature and we anticipate that we will be eligible for fast track status because our initial product does not have the risks inherent in drugs and therapies introduced into the body. Before applying for the FDA approval process, we must complete clinical trials that yield positive, verifiable and reproducible data related to specificity. Specificity relates to minimizing and eliminating false positives and false negatives on test results.

Under other circumstances, although a product may have been exempted by statute from the pre-market notification process, the FDA and other agencies reserve the right to impose additional requirements and substantiation after such an exempt product has been marketed. To date, the Company has not yet sought required FDA or other regulatory agency approvals for the marketing of any products, and will not do so until the completion of necessary clinical investigations. There can be no assurance that any such approval will be granted. Similar filings and governmental approvals will be required in most major foreign countries before the Company's products can be marketed in such countries, including China, where the Company has signed a letter of intent to form a joint venture to develop and market lung cancer diagnostic and therapeutic products and is actively pursuing other opportunities and relationships.

Patents
-------

We currently license three patents from the University of California. The license to use these patents is exclusive and our license expires on December 3, 2019, which is when the last of our licensed patents expires. On November 10, 1992, the Company licensed a patent (patent number 5,162,231) for the detection of cancers of the lung. The patent expires on November 10, 2009. A second patent (patent number 5,391,547), dealing with treatment of cancers of the lung, was licensed on February 21, 1995, and the patent expires on February 21, 2012. The third licensed patent (patent number 6,490,330) for the production of high specific activity Copper 67, was licensed by the Company on December 3, 2002, and the patent expires on December 3, 2019. We have applied for the first patent in the Company's name (patent application 09/989,092), which deals with detecting pre-cancerous conditions in human tissue. The application is currently pending.

We also currently have patents in six other countries: Australia (670743), Brazil (PI 9106563-1), Canada (2085464), Japan (3,047,468), Korea (171393) and
Russia (2114430). The patents in these countries protect our rights under U.S. patents 5,162,231 and 5,391,547. These foreign patents all expire on June 17, 2011. We also have received a patent (EPO 533845 B1) from the European Patent Office to protect our rights under U.S. patents 5,162,231 and 5,391,547. The patent issued by the European Patent Office covers the following countries:
Austria, Belgium, Germany, Denmark, France, Great Britain, Italy, Netherlands and Sweden. The costs of preparation, filing and prosecution as well as the maintenance of all resulting patents are the responsibility of the company and are covered under the License agreement.

Suppliers
---------

The Company has identified multiple suppliers for all key components of our lung cancer diagnostic assay.

Competition
-----------

Our competitors include diagnostic, biotechnology, pharmaceutical, chemical and radiochemical companies, academic institutions, governmental agencies, and other public and private research organizations. Some of the potential competitors that we consider primary are: Cell Genesys, Inc., Exact Sciences Corp., ImmunoGen, Inc., Xenogen, Inc., Isis Pharmaceuticals, Inc., Abbott Laboratories, Becton Dickenson, Ortho Diagnostics, BattellePharma, International Medical Innovations, and Seattle Genetics, Inc. These companies represent a wide array of diagnostic therapeutic products, technologies and approaches. Some of these companies are national or regional operators with far greater resources than ours. The presence of these competitors may significantly impede our business growth or survival. Some of these companies have more resources than we do and therefore have a greater opportunity to develop comparable products and bring those products to market more efficiently than the company.

Research and Development Activities
-----------------------------------

The Company is engaged in research activities related to defining and delineating the mechanism for TCPP's affinity to bind with cancerous cells. This research is currently being conducted and upon its conclusion, will be delivered to the scientific community through publications and symposiums.

The Company's development efforts are focused on perfecting the assay and kit design and their commercial implications. We anticipate this work to be substantially complete in the first quarter of 2005.

Employees
---------

As of December 31, 2003, the Company has approximately 3 full-time employees and 1 part-time employee. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis.

Available Information
---------------------

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC's Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (HTTP://WWW.SEC.GOV) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company's headquarters are located at 8301 Washington St NE, Suite 6, Albuquerque, NM 87113. The Company's phone number at that address is 505-821-0875.

Government Regulations
----------------------

Our products are subject to FDA approval and to post-approval FDA reporting requirements.

Costs in complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendment of 1988 (CLIA), which regulates the quality and reliability of medical testing in the U.S., adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, both in respect of time and costs, in our research and development.

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company's strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the U.S. The Company intends to market its products throughout the world. There are numerous regulatory agencies that regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. The Company has not applied for and does not now have the approval of any foreign country to sell its products for diagnostic or therapeutic use.

ITEM 2. DESCRIPTION OF PROPERTY

The company leases its headquarters facility of 500 square feet at 8301 Washington NE, Suite 6 in Albuquerque, New Mexico. This includes the executive offices. The facility is in good condition with no material defects or deferred maintenance. The facility is sub-leased from an affiliated third party for $300 per month under a lease that is currently on month to month status. The Company's Research and Development lab space and offices of approximately 2500 square feet are located on the Kirtland Air Force Base in Albuquerque under a one year lease at approximately $2,800 per month. No major improvements, expansions or acquisitions of property are anticipated in the near future.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions in the normal course of the business operations. The Company is currently not involved in any such litigation or any legal proceedings pending, that management believes could have material adverse affect on the Company's financial position or results of operations.

We do not know of any environmental liability affecting our Company that would have a materially adverse effect on our business. However, various federal, state and local environmental laws make our Company liable for the costs of removal or remediation of certain hazardous or toxic substances. These laws often impose environmental liability regardless of whether the owner was responsible for-or knew of-the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent a property or to borrow using the property as collateral. No assurance can be given that the environmental assessments of our property revealed all environmental liabilities, or that a material, adverse environmental condition does not exist on our property.

Employees of the Company dealing with human blood and tissue specimens may be exposed to risks of infection from HIV, hepatitis, tuberculosis, and other blood
and  specimen-borne   diseases  if
appropriate laboratory practices are not followed. Although no infections of this type have been reported in the Company's history, there can be no assurance that such infections will not occur in the future and result in liability to the Company.

The testing, marketing, manufacturing, distribution, and sale of health care products could expose the Company to the risk of product liability claims. A product liability claim could have a material adverse effect on the business or financial condition of the Company. The Company does not currently maintain product liability insurance coverage. The Company intends to evaluate, depending on the circumstances that exist at the time, whether to obtain any product liability insurance coverage prior to the time that the Company engages in any marketing of its products. Even if the Company should elect to attempt to obtain such coverage in the future, there can be no assurance that product liability insurance will be available to the Company in the future on acceptable terms, if at all, or that such insurance will be sufficient to protect the Company against claims. Therefore, any uninsured loss could adversely affect our financial condition and results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per Share. The Registration Statement was declared effective on July 11, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of November 14, 2003. There is no ready market for these stocks at this time. The Company has applied for a trading symbol.

Holders of Our Common Stock
---------------------------

As of March 14, 2003 the Company estimates that there were approximately 52 shareholders.

Advanced Optics Electronics owns 1,072,285 shares of Biomoda, as of December 31, 2003, and this represented 15.92%. In addition, two officers of ADOT own shares of Biomoda in the following amounts: 980,000 shares of Biomoda, Inc. representing 14.54%.

No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of Biomoda Recent Sales of Unregistered Securities.

Dividends
---------

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future

Stock Option Grants
-------------------

The  Company  granted  Stock  Options of 75,000  shares to Herbert  Whitaker  on
12/1/03.

Equity Compensation Plans
-------------------------

---------------------------------------------------------------------------------------------------------------------
                                             EQUITY COMPENSATION PLANS
---------------------------------------------------------------------------------------------------------------------
Plan Category           Number of             Weighted-Average Exercise    Remaining available for future issuance
                        Securities to be      Price of outstanding         under equity compensation plans
                        issued upon           Options, Warrants and        (excluding securities reflected in
                        exercise of           Rights  ($)                  column (A))  (#)
                        outstanding
                        Options, Warrants
                        and Rights (#)
---------------------------------------------------------------------------------------------------------------------
Equity Compensation              0                       ----                                ----
Plans approved by
security holders
---------------------------------------------------------------------------------------------------------------------
Equity Compensation     1,725,000                       $0.23                                 N/A
Plans not approved by
security holders
---------------------------------------------------------------------------------------------------------------------
Total                   1,725,000                      $ 0.23                                ----
---------------------------------------------------------------------------------------------------------------------

Penny Stock
-----------

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held.

Equity Compensation Plans
-------------------------

Currently there is no Equity Compensation Plan.

Recent Sales of Unregistered Securities
---------------------------------------

None.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

Plan of Operation
-----------------

Our plan of operations for the next twelve months is to verify and refine our assay, design our kit, prepare for clinical trials, and initiate a dialogue with the FDA relative to our approval submission. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc. and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next twelve months. Currently the Company is currently leasing laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment if and when adequate funds are raised.

Our initial product is a diagnostic test for lung cancer that will be preformed out of the body by using a spit sample from the patient. Our test does not require any invasive sample taking. The sample will be sent to a clinical lab where the procedure will be performed to determine the presence, or not, of lung cancer. Our diagnostic test can be used for other cell samples and we intend to create and market products to diagnose and screen for other prevalent cancers such as breast, cervical and colon-rectal. We have determined that our initial markets will be the developed nations of Europe, North America and Japan. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world, and has instituted a nationwide lung cancer-screening program.

In addition to augmenting laboratory research and development, management plans to further strengthen the corporate infrastructure of the Company to adequately manage the future growth and success of our operations. Management expects to hire additional personnel and enter into consulting and collaborative arrangements over the next twelve months as needed to continue to strengthen and enhance the effectiveness of implementing our plan as we grow.

Over the next twelve months management will continuously evaluate and develop our business plan which includes assessing the technology we utilize and the markets we intend to serve and evaluating the prospect of expanding into additional products and markets as business conditions warrant. In connection with this continual evaluation, management will also look at taking actions designed to mitigate any risks associated with our business plan.

Liquidity and Capital Resources
-------------------------------

Since inception, the company has funded operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc. As of December 31, 2003 we have raised net proceeds of approximately $1,084,000.

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended. Interest expense related to such a line of credit for the years ended December 31, 2003 and 2002 was approximately $7,000, and $0, respectively.

Advanced Optics Electronics and its officers own a majority position with relation to Biomoda's outstanding stock.

General - Overall, the Company had positive cash flows of $4,592 for the year ended December 31, 2003 resulting from $230,734 used in the Company's operating activities, $42,697 used in the Company's investing activities and $278,023 of cash provided by financing activities.

Cash Flows from Operating Activities - Net cash used in operating activities of $230,734 for the year ended December 31, 2003 was primarily due to $302,333 in operating expenses, of which $32,964 is General and Administrative and $49,879 is Research and Development.

Cash Flows from Investing Activities - Net cash used in investing activities of $42,697 for the year ended December 31, 2003 was primarily due to expenditures related to patents and intangibles.

Cash Flows from Financing Activities - Net cash provided by financing activities of $278,023 for the year ended December 31, 2003 was primarily due to the proceeds of $278,023 from a line of credit from Advanced Optics.

The Company is actively pursuing all potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if they can, that it will be on terms favorable to the Company or existing stockholders.

Results of Continuing Operations
--------------------------------

FISCAL 2003 COMPARED TO FISCAL 2002

Revenue
-------

The Company has booked no revenue from its inception through December 31, 2003.

Assets and Liabilities
----------------------

Assets increased by $34,500 from $131,737 as of December 31, 2002 to $166,186 as of December 31, 2003. The increase was due primarily to an increase in capitalized patents of approximately $40,000.

Product Development
-------------------

Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs increased to $49,879 in 2003 from $120 in 2002. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Operating Expenses
------------------

Operating expenses increased by $247,058 or 446% to $302,333 during the year ended December 31, 2003 compared to $55,275 for the year ended December 31, 2002.

This was primarily due to $150,000 in increased payroll and taxes, a $20,000 increase in professional fees, and the $50,000 increase in research and development costs.

The Company had a net loss of $311,233 or $.05 loss per share, and $83,689 or $.01 loss per share, for the years ended December 31, 2003 and 2002, respectively.

General and Administrative
--------------------------

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs increased to $32,964 in 2003 from $14,817 in 2002 due to increases in salary expense and professional fees. We expect general and administrative costs to increase in the future as our business matures and develops.

Other Income (Expense)
----------------------

Other income (expense) consists of interest and other income and expense. Interest expense increased to $33,621 in 2003 from $28,414 in 2002. The increase relates to gain on forgiveness of debt in the amount of approximately $25,000.

Stockholders' Deficit
---------------------

Stockholders'  deficit  increased by $164,233  from  $271,115 as of December 31,
2002  to  $435,346  as  of  December  31,  2003.   The  increase  was  primarily
attributable to a net operating loss for the year.

Going Concern
-------------

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2003, the Company had accumulated deficit of approximately $1,718,000 and a working capital deficit of approximately $594,000. In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to the Company's ability to continue as a going concern.

Inflation
---------

Management believes that inflation has not had a material effect on the Company's results of operations.

Off Balance Sheet Arrangements
------------------------------

There are no off balance sheet financing arrangements.

Critical Accounting Policies
----------------------------

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Estimates
---------

Critical estimates made by management are, among others, estimates for current and deferred taxes, recoverability of intangible assets, and value of patents and other intangibles. Actual results could materially differ from those estimates.

Research and Development
------------------------

Research and development costs are charged to operations as incurred. The Company incurred $50,000, $0 and $128,000 of research and development expenses for the years ended December 31, 2003 and 2002 and for the period from Inception through December 31, 2003.

Long Lived Assets
-----------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of Squar, Milner, Reehl & Williamson, LLP (the Company's independant public accountants) dated February 27, 2004 included elsewhere in this report, are incorporated by reference in answer to this Item 7.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

In a Current Report on Form 8-K filed on October 30, 2003, we disclosed that our former auditor, Hinkle & Landers, P.C., resigned. On November 12, 2003, we engaged Squar, Milner, Reehl & Williamson, LLP as our new auditor. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. John Cousins, the Company's President. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were of limited effectiveness.

The Company was in the infancy stages of its business operations and had limited resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Subsequent to December 31, 2003, the Company has hired an independent third party consultant to re-evaluate and revise its existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, the Company is re-evaluating and re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2003, concerning the Company's directors and executive officers:


Name                Age   Position                                 Since
----------------    ---   -------------------------------------    ----------

John J. Cousins     47    President, Treasurer, Director, Chief    April 2002
                          Financial Officer and Controller

Leslie S. Robins    66    Vice President, Secretary                April 2002
                          Director                                 April 1999

Jeffrey L Garwin    54    Director                                 May 1993

Lewis White         49    Control Person Owning 14.04%


The Company elects its Board of Directors at meetings of shareholders and hold office until the next meeting of shareholders after their election. In the event of a vacancy due to resignation, removal or death, the remaining duly elected Directors may fill such vacancy until the next meeting of the shareholders. Officers of the Company are elected by the Board of Directors which shall at a minimum elect a president, a secretary and a treasurer to hold office for one year and thereafter until their successors are elected. The Board of Directors may, from time to time, by resolution, appoint one or more vice presidents, assistant secretaries, assistant treasurers and transfer agents of the Company as it may deem advisable, prescribe their duties; and fix their compensation.

JOHN J. COUSINS, President, Director and Controller. Mr. Cousins began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment, and the American Broadcasting Company. After receiving his MBA from the Wharton School in 1990 he was vice president of Cimmaron Business Development Corporation, a southwest regional merchant and investment banking operation. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm. From 1999 up to the present he has been vice president, financial officer, and treasurer, and is currently acting as Vice President, Finance, of Advanced Optics Electronics, Inc., a developmental stage technology company with a primary focus on the development, production and sales of large-scale flat panel displays. Advanced Optics Electronics, Inc., is a publicly traded company on the NASDAQ OTC Bulletin Board. He holds undergraduate degrees from Boston University and the Lowell Institute School at MIT.

LESLIE S. ROBINS, Vice President and Director. Mr. Robins is the Secretary and a Director of the Company. From November 1989 to December 1992, Mr. Robins was Managing Partner of Coronado Group, performing analyses of small technology companies, and from May 1986 to June 1989, he was Executive Vice President of Triton Productions Inc., a motion picture film development company. From September 1978 to October 1987, Mr. Robins was Managing Partner of Longview Management; serving as investment managers for individuals in the entertainment industry. Since 1996, he has been Executive Vice President and a Director of Advanced Optics Electronics, Inc., a developmental stage technology company with a primary focus on the development, production and sales of large-scale flat panel displays. Advanced Optics Electronics, Inc., is a publicly traded company on the NASDAQ OTC Bulletin Board. Mr. Robins has a B.S. from the University of Miami and attended Harvard Business School.

JEFFREY L. GARWIN, M.D., PH.D., Director. Dr. Garwin has been with Biomoda, Inc., since 1993 as director. Mr. Garwin is currently the president, a position he has held since October 1998, of UltraTouch Corporation (Oct 1998), a medical device company developing technology to screen for breast tumors. Dr. Garwin was vice president of medical and quality assurance for Eggland's Best, a food products company, from 1990-1994. His previous experience also includes positions as director of science and technology for R.G. Vanderweil Engineers (working on biotechnology process engineering), assistant director of clinical research at McNeil Consumer Products Company (a major pharmaceutical company in the Johnson & Johnson family of companies, performing clinical studies on Imodium and other gastrointestinal products), and a staff scientist and project leader at Biogen. Biogen is one of the first biotechnology companies, and Dr. Garwin contributed to project teams in protein chemistry and microbiology. Dr. Garwin is listed in the premier edition of Who's Who in Science and Engineering as well as in American Men and Women of Science. He is an inventor of four independent U.S. biomedical patents, and is a widely published biomedical author. Dr. Garwin is the inventor of one patent application assigned to Biomoda Inc. Dr. Garwin holds a Ph.D. in biochemistry and an M.D., both from Yale University.

LEWIS WHITE, Control Person Owning 14.04% of the Company. Mr. White is a member of the Board of Directors of Standard Alcohol Company of America. He is also an advisor to the management of Standard Alcohol Company of America. Standard Alcohol Company of America is a gas to liquids technology company. Mr. White is also an active investor in four other technology oriented start-up companies, each displaying a market ready product. His credentials are in real estate development for the past twenty years.

No other person is expected to make a significant contribution to the Company who is not identified in this prospectus as an executive officer or director of the Company.

Family Relationships
--------------------

There are no family relationships that exist among the directors, officers, or other persons nominated to become such.

Term of Officers
----------------

All executive officers are appointed by the board and hold office until the board appoints their successors.

Code of Ethics
--------------

For the year ended December 31, 2003, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2004.

Audit Committee Financial Expert
--------------------------------
The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2004.

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are requited by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Involvement in Legal Proceedings
--------------------------------

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining barring, suspending or other wise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10.   EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 2001, 2002 and 2003:

SUMMARY COMPENSATION TABLE
-----------------------|---------|------------------------------------------|---------------------------|---------|--------------|
                       |         |    Annual Compensation                   |    Long-Term Compensation |         |              |
Name and               |         |                                          |            Awards         |         |              |
Principal Position     |   Year  |                                          |                           |         |              |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |         | Salary ($) | Bonus ($)   | Other Annual  | Restricted  |  Securities | LTIP    | All Other    |
                       |         |            |             | Compensation  |  Stock      |  Underlying | Payouts | Compensation |
                       |         |            |             | ($)           | Award(s)($) |   Options   |  ($)    | ($)          |
                       |         |            |             |               |             |      (#)    |         |              |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
John Cousins,          |         |            |             |               |             |             |         |              |
President,             |         |            |             |               |             |             |         |              |
Director               |         |            |             |               |             |             |         |              |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2003  |      ----- |      -----  |        -----  |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2002  |      ----- |      -----  |        -----  |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
Leslie S. Robins,      |         |            |             |               |             |             |         |              |
VP & Director          |         |            |             |               |             |             |         |              |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2003  |      ----- |      -----  |        -----  |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2002  |      ----- |      -----  |    $5,000 (1) |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
Ari Ma'ayan,           |         |            |             |               |             |             |         |              |
Director               |         |            |             |               |             |             |         |              |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2003  |      ----- |      -----  |        -----  |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2002  |      ----- |      -----  |        -----  |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2001  |   $57,823  |      -----  |        -----  |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
Herbert L.             |         |            |             |               |             |             |         |              |
Whitaker,              |         |            |             |               |             |             |         |              |
Exec. VP               |         |            |             |               |             |             |         |              |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2003  |   $12,500  |      -----  |   $14,933 (1) |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
Jeff Garwin,           |         |            |             |               |             |             |         |              |
Director               |         |            |             |               |             |             |         |              |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2003  |      ----- |      -----  |    $3,000 (1) |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|--------------|
                       |   2002  |      ----- |      -----  |        -----  |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|---------------
                       |   2001  |   $57,600  |      -----  |        -----  |      -----  |      -----  |   ----- |        ----- |
-----------------------|---------|------------|-------------|---------------|-------------|-------------|---------|---------------

1) Directors fees
2) There is a two year employment agreement with Herb Whitaker that commenced December 1, 2003.

OPTION GRANTS IN FISCAL YEAR 2003
----------------|--------------|-----------------|----------------|-----------|
Name            | Number of    | % of Total      | Exercise Price | Expiration|
                | Securities   | Options         |  ($/Share)     | Date      |
                | Underlying   | Granted to      |                |           |
                | Options and  | Employees in    |                |           |
                | Warrants     | Fiscal Year (1) |                |           |
----------------|--------------|-----------------|----------------|-----------|
Herb Whitaker   |   75,000     |     100 %       |    TBD**       |   12/1/13 |
----------------|--------------|-----------------|----------------|-----------|

** Exercise Price determined as the closing price 30 days post IPO.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2003 AND OPTION VALUES AT DECEMBER 31, 2003

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our executive officers as of December 31, 2003.

                      Year-End Option Values
                      ----------------------
                                                        Number of Securities
                                                       Underlying Unexercised              Value of Unexercised
                                                              Options                      In-the-Money Options
                Shares                                    December 31,2003                   December 31, 2003
                Acquired on     Value            --------------------------------   ----------------------------------
Name            Exercise (#)    Realized ($)     Exercisable(#)  Unexercisable(#)   Exercisable ($)  Unexercisable ($)
-------------   -------------   ------------     --------------  ----------------   ---------------  -----------------

Herb Whitaker           ---            ---              75,000              ---                ---              ---



Long-term Incentive Plans
-------------------------

As of December 31, 2003 there is no long-term incentive plan.

Director Compensation
---------------------

A Non-employee director of the Company received in 2003 a $3,000 annual retainer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2003, there were 6,737,282 shares of common stock issued and outstanding.

|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|                    |                                    |    Nature of  |     Amount of    |                   |   Percent of  |
|   Title of Class   |           Name and Address         |   Beneficial  |     Beneficial   |     Amount Paid   |     Class     |
|                    |                                    |    Ownership  |     Ownership    |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|    Common Stock    |           Jeffrey Garwin *         |     Direct    |       425,000    |       $550.00     |     6.31%     |
|   (no par value)   |      8301 Washington NE, Ste 5     |               |                  |                   |               |
|                    |    Albuquerque, New Mexico, 87113  |               |                  |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|    Common Stock    |             June Garwin            |     Direct    |       425,000    |       $550.00     |     6.31%     |
|   (no par value)   |      8301 Washington NE, Ste 5     |               |                  |                   |               |
|                    |    Albuquerque, New Mexico, 87113  |               |                  |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|    Common Stock    |     John Cousins (Director/ Exec   |     Direct    |       490,000    |       $73,500     |     7.27%     |
|   (no par value)   |              Officer) *            |               |                  |                   |               |
|                    |      8301 Washington NE, Ste 5     |               |                  |                   |               |
|                    |    Albuquerque, New Mexico, 87113  |               |                  |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|    Common Stock    |    Leslie Robins (Director/ Exec   |     Direct    |       490,000    |       $73,500     |     7.27%     |
|   (no par value)   |              Officer) *            |               |                  |                   |               |
|                    |      8301 Washington NE, Ste 5     |               |                  |                   |               |
|                    |    Albuquerque, New Mexico, 87113  |               |                  |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|    Common Stock    |            Irving Weiman           |     Direct    |       850,000    |       $100.00     |     12.62%    |
|   (no par value)   |      8301 Washington NE, Ste 5     |               |                  |                   |               |
|                    |    Albuquerque, New Mexico, 87113  |               |                  |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|    Common Stock    |             Lewis White            |     Direct    |       946,000    |     $246,508.00   |     14.04%    |
|       (no par      |      8301 Washington NE, Ste 5     |               |                  |                   |               |
|       value)       |    Albuquerque, New Mexico, 87113  |               |                  |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|    Common Stock    |           Advanced Optics          |     Direct    |      1,072,285   |     $354,915.00   |     15.92%    |
|   (no par value)   |      8301 Washington NE, Ste 5     |               |                  |                   |               |
|                    |    Albuquerque, New Mexico, 87113  |               |                  |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|
|    Common Stock    |   All Directors and Officers as a  |     Direct    |      1,405,000   |      $147,550     |     20.85%    |
|   (no par value)   |                group               |               |                  |                   |               |
|--------------------|------------------------------------|---------------|------------------|-------------------|---------------|

         There are no agreements, contracts or arrangements that the Company is part of or knows about that would result in a change of control of the Company.

         * The persons listed in the above table as having the right to purchase the company's shares through options, have the right to exercise the option to purchase the listed number of shares at a strike option price and within the time set out in the table below.

 Stock Options
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| Date     |             Name          | Options Outstanding  |  Percent of    |    Price     |    Expiration    |
|          |                           |                      |  Options       |              |                  |
|          |                           |                      |  Outstanding   |              |                  |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 2/15/01  |         James Bjornson    |          30,000      |      1.74%     |     $0.500   |       1/31/04    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 2/15/01  |         Robert Anderson   |          30,000      |      1.74%     |     $0.500   |       1/31/04    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 2/15/01  |         Margaret Hodge    |          30,000      |      1.74%     |     $0.500   |       1/31/04    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 2/15/01  |         Susan Blumenthal  |          30,000      |      1.74%     |     $0.500   |       1/31/04    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 1/15/99  |         Dr. Jeff Garwin   |          50,000      |      2.90%     |     $0.500   |       5/31/09    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 5/28/99  |         Gregory Stuk      |          50,000      |      2.90%     |     $0.500   |       3/31/05    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 12/1/03  |         Herb Whitaker     |          75,000      |      4.35%     |      TBD**   |       12/1/13    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 1/15/99  |         Ari Ma'ayan       |         150,000      |      8.70%     |     $0.500   |       4/30/09    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 3/17/00  |         Ari Ma'ayan       |         430,000      |     24.93%     |     $0.150   |       3/22/10    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
| 3/17/00  |         Dr. Jeff Garwin   |         850,000      |     49.28%     |     $0.150   |       3/16/10    |
|----------|---------------------------|----------------------|----------------|--------------|------------------|
|          |                           |       1,725,000      |                |              |                  |
|----------|---------------------------|----------------------|----------------|--------------|------------------|

** Exercise Price determined as the closing price 30 days post IPO.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("ADOT") with an annual interest rate of 5%. On May 1, 2003 the Agreement was extended with an annual interest rate of 5%. Interest expense related to such a line of credit for the years ended December 31, 2003, 2002 and for the period from Inception through December 31, 2003 was approximately $6,907, $0 and $6,907, respectively.

On May 1, 2002, the Company entered into a subleases agreement with ADOT to sublease an office space for $300 a month. The lease is on a month-to-month basis and the Company is to abide with all relevant covenants of the master lease.

On December 1, 2003, the Company entered into a lease agreement with ADOT to lease certain lab equipment for $500 a month. The lease is on a month-to-month basis and the Company is to abide with all relevant covenants of the master lease.

Leslie Robins is CEO of ADOT and Vice President of Biomoda. John Cousins is Vice President of Finance of ADOT and President of Biomoda.

As of December 31, 2003, the Company had advances of approximately $131,000 payable to three of its stockholders. Such advances historically bore interest at 10% per annum and are due on demand. Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2004. On December 31, 2003, one of the stockholders agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which is included in gain on forgiveness of debt in the accompanying statements of operations. In addition, he also agreed to waive his right to any future interest. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2003 and 2002 and for the period from Inception through December 31, 2003 was approximately $27,000, $28,000 and $111,000, respectively.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules
------------------------------------------------------

Indexes to financial statements appear after the signature page to this Form 10-KSB.


------------------------------------------------------------------------------|
Exhibits                                                                      |
----------|--------------------------------------|----------------------------|
3.1       | Articles of Incorporation            | Incorporated by reference  |
          |                                      | to Exhibit 1 on Form SB-2  |
          |                                      | filed 6/18/02              |
----------|--------------------------------------|----------------------------|
3.2       | By-Laws                              | Incorporated by reference  |
          |                                      | to Exhibit 2 on Form SB-2  |
          |                                      | filed 6/18/02              |
----------|--------------------------------------|----------------------------|
16.1      | Prior Accountants letter             | Incorporated by reference  |
          |                                      | to Exhibit 16.1 on Form 8-K|
          |                                      | filed November 12, 2003.   |
----------|--------------------------------------|----------------------------|
23.1      | Consent of Squar Milner              | Filed Herewith             |
----------|--------------------------------------|----------------------------|
31.1      | Certification Pursuant To 18 U.S.C.  | Filed Herewith             |
          | Section 1350 As Adopted Pursuant to  |                            |
          | Section 302 Of The Sarbanes-Oxley    |                            |
          | Act Of  2002                         |                            |
----------|--------------------------------------|----------------------------|
32.1      | Certification Pursuant To 18 U.S.C.  | Filed Herewith             |
          | Section 1350, As Adopted Pursuant To |                            |
          | Section 906 Of The Sarbanes-Oxley    |                            |
          | Act Of 2002                          |                            |
----------|--------------------------------------|----------------------------|



Reports On Form 8-K
-------------------

On November 14, 2003 and November 24, 2003,  the Company  filed reports on Forms
8-K

and 8-K/Arelating to its change of accountants from Hinkle and Landers to Squar, Milner, Reehl & Williamson, LLP.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees
----------

The aggregate fees billed (or expected to be billed) by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal years ended December 31, 2003 and 2002 were approximately $30,000 and $4,700, respectively.

Audit-related Fees
------------------

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees
--------

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $2,600 and $3,250 for the fiscal years ended December 31, 2003 and 2002.

All Other Fees
--------------

There were no fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    March 30, 2004

BIOMODA, INC. AND SUBSIDIARY

                                  BY:/S/JOHN J. COUSINS
                                  --------------------------
                                  John J. Cousins
                                  President
                                  (Principal Executive and Accounting Officer)

                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports........................................F-1 & F-2

Consolidated Balance Sheet.................................................F-3

Consolidated Statements of Operations......................................F-4

Consolidated Statements of Stockholders' Deficit...........................F-5

Consolidated Statements of Cash Flows......................................F-6

Notes to Consolidated Financial Statements.................................F-7

Hinkle & Landers, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
================================================================================
                                                              3500-C Comanche NE
                                                   Albuquerque, New Mexico 87107
                                                            Voice (505) 883-8788
                                                              Fax (505) 883-8797

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Biomoda, Inc.
Albuquerque, New Mexico

We have audited the statements of operations, cash flows, and changes in stockholders' deficit of Biomoda, Inc. (a New Mexico Corporation) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2002, and the results of its operations, cash flows, and stockholders' deficit for the year then ended in conformity with accounting principles generally accepted in United States of America.

/s/ Hinkle & Landers, P.C.

February 4, 2003

--------------------------------------------------------------------------------
Page F-1

                          INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Stockholders
     Biomoda, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheet of Biomoda, Inc. and Subsidiary (the "Company"), a Development Stage Company, as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomoda, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the accompanying consolidated financial statements, the Company is a development stage company which experienced significant losses since inception with no revenues. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which them may become commercially viable. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/    SQUAR, MILNER, REEHL & WILLIAMSON, LLP

     February 27, 2004


     Newport Beach, California

--------------------------------------------------------------------------------
Page F-2

                         BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS
Current Assets
        Cash                                                  $     4,747
        Prepaid expenses                                            3,241
                                                              -----------
        Total Current Assets                                        7,988

Patent                                                            156,360

Fixed Assets, net                                                   1,836
                                                              -----------
                                                              $   166,184
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable and accrued liabilities                  154,534
        Advances from stockholders                                130,543
        Line of credit from an affiliated entity                  316,455
                                                              -----------
        Total Current Liabilities                                 601,532

Commitments and Contingencies

Stockholders' Deficit

        Class A redeemable preferred stock; 2,000,000
          shares authorized; no par value; cumulative and
          convertible; liquidation and redemption values
          of $1.50 and $1.80 per share, respectively;
          no shares issued and outstanding                    $       --
        Undesignated preferred stock; 2,000,000 shares
          authorized; no shares issued and outstanding                --
        Common stock, 15,000,000 shares authorized;
          no par value; 6,737,280 issued and outstanding        1,282,196
        Deficit accumulated during development stage           (1,717,544)
                                                              -----------
        Total Stockholders' Deficit                              (435,348)
                                                              -----------

                                                              $   166,184
                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.
--------------------------------------------------------------------------------
Page F-3

                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended Decemeber 31, 2003 and 2002
    and for the Period From January 3, 1990 (Inception) to December 31, 2003

                                                                            January 3, 1990
                                                                              (Inception)
                                                                            to December 31,
                                                  2003          2002             2003
                                              -----------    -----------    ---------------
Revenue                                       $       --     $       --        $        23
                                              -----------    -----------    ---------------
Operating expenses
  Payroll and related taxes                      149,470             --            856,161
  Professional fees                               36,163         15,981            298,921
  General and administrative                      32,964         14,817            226,788
  Licensing fees                                  22,200         15,000             73,017
  Research and development                        49,879            120            127,640
  Depreciation and amortization                   11,657          9,357             45,410
                                              -----------    -----------    ---------------
      Total Operating Expenses                   302,333         55,275          1,627,937
                                              -----------    -----------    ---------------
Loss from operations                            (302,333)       (55,275)        (1,627,914)

Other Income (Expenses)
  Gain on forgiveness of debt                     24,721             --             24,721
  Interest income                                     --             --              3,870
  Interest expense                               (33,621)       (28,414)          (118,221)
                                              -----------    -----------    ---------------
      Total Other Expenses                        (8,900)       (28,414)           (89,630)
                                              -----------    -----------    ---------------
Net Loss and Losses Accumulated
  During the Development Stage                $ (311,233)    $  (83,689)       $(1,717,544)
                                              ===========    ===========    ===============

Basic and diluted loss per common share       $    (0.05)    $    (0.01)
                                              ===========    ===========
Basic and diluted weighted average
  number of shares outstanding                 6,228,060      5,675,282
                                              ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.
--------------------------------------------------------------------------------
Page F-4

                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
      for the Period From January 3, 1990 (Inception) to December 31, 2003
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                            Accumulated
                                                                                            During          Total
                                                           Common Stock                     Development     Stockholders'
                                                              Shares         Amount         Stage           Deficit
                                                            -----------    -----------      -----------    -----------
INCEPTION                                                            --    $        --      $        --    $        --
Issuance of Common Stock, June 26, 1991                       2,997,000         18,433               --         18,433
Cumulative Net Loss for the period from January 3, 1990                                                             --
        (date of inception) to December 31,1996
                                                                                    --          (60,010)       (60,010)
                                                            -----------    -----------      -----------    -----------
Balance, December 31, 1996                                    2,997,000         18,433          (60,010)       (41,577)

Issuance of Common Stock Warrants on December 31, 1997               --             --               --             --
       (100,952 warrants at exercise price of $.20)
Net loss                                                             --             --          (32,914)       (32,914)
                                                            -----------    -----------      -----------    -----------
Balance, December 31, 1997                                    2,997,000         18,433          (92,924)       (74,491)

Issuance of Common Stock, January 20, 1998                       59,940         10,000               --         10,000
Exercise of Common Stock Warrants on March 17, 1998             100,952         20,190               --         20,190
Issuance of Common Stock, April 15, 1998, net of
        stock issuance costs                                    631,578        276,350               --        276,350
Issuance of Common Stock Options, April 15, 1998                    --          23,650               --         23,650
Exercise of Common Stock Options, November 2, 1998               62,237         23,670               --         23,670
Net loss                                                                                       (295,948)      (295,948)
                                                            -----------    -----------      -----------    -----------
Balance, December 31, 1998                                    3,851,707        372,293         (388,872)       (16,579)

Issuance of Common Stock, January 30, 1999                      180,000         87,300               --         87,300
Issuance of Common Stock, for the month of March, 1999          310,000        150,300               --        150,300
Issuance of Common Stock, May 29, 1999                           51,546         25,000               --         25,000
Issuance of Common Stock, June 2, 1999                           95,092         50,000               --         50,000
Issuance of Common Stock, September 30, 1999                     51,546         25,000               --         25,000
Issuance of Common Stock, December 29, 1999                      92,005         50,143               --         50,143
Net loss                                                                                       (303,956)      (303,956)
                                                            -----------    -----------      -----------    -----------
Balance, December 31, 1999                                    4,631,896        760,036         (692,828)        67,208
                                                                                                                    --
Exercise of Common Stock Options, February 24, 2000             166,535         80,770               --         80,770
Issuance of Common Stock, May 12, 2000                          253,609         56,000               --         56,000
Exercise of Common Stock Options, June 8, 2000                   62,497         30,312               --         30,312
Issuance of Common Stock, for the month of September, 2000       96,745         21,086               --         21,086
Exercise of Common Stock Options, November 3, 2000               66,000          7,491               --          7,491
Issuance of Common Stock for Service, December 8, 2000           40,000         19,400               --         19,400
Net loss                                                                                       (257,139)      (257,139)
                                                            -----------    -----------      -----------    -----------
Balance, December 31, 2000                                    5,317,282        975,095         (949,967)        25,128
                                                                                                                    --
Issuance of Common Stock for Service, January 25, 2001            5,000          2,425               --          2,425
Issuance of Common Stock, January 31, 2001                      160,000         24,000               --         24,000
Issuance of Common Stock for Service, April 6, 2001              15,000          7,276               --          7,276
Issuance of Common Stock, for the month of April, 2001          120,000         58,200               --         58,200
Issuance of Common Stock, June 28, 2001                          20,000          9,700               --          9,700
Issuance of Common Stock, for the month of August, 2001         110,000         53,500               --         53,500
Issuance of Common Stock, November 7, 2001                       10,000          5,000               --          5,000
Net loss                                                                                       (372,655)      (372,655)
                                                            -----------    -----------      -----------    -----------
Balance, December 31, 2001                                    5,757,282      1,135,196       (1,322,622)      (187,426)
Net loss                                                                                        (83,689)       (83,689)
                                                            -----------    -----------      -----------    -----------
Balance, December 31, 2002                                    5,757,282      1,135,196       (1,406,311)      (271,115)
Exersice of stock options, July 11, 2003                        980,000        147,000                         147,000
Net loss                                                             --             --         (311,233)      (311,233)
                                                            -----------    -----------      -----------    -----------
Balance, December 31, 2003                                    6,737,282    $ 1,282,196      $(1,717,544)   $  (435,348)
                                                            ===========    ===========      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements
--------------------------------------------------------------------------------
Page F-5

                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the Years Ended December 31, 2003 and 2002
    and for the Period From January 3, 1990 (Inception) to December 31, 2003

                                                                                            January 3, 1990
                                                                                             (Inception) to
                                                                    2003           2002     December 31, 2003
                                                                -----------     ----------   ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                       $  (311,233)   $   (83,689)    (1,717,544)
 Adjustments to reconcile net loss to
     net cash (used in) operating activities:
 Stock compensation for exercise of options                         147,000             --        147,000
 Loss on sale of assets                                                  --            358            358
 Foreign currency transactions                                           --          3,247          3,247
 Deprecation and amortization                                        11,658          9,357         45,411
 Changes in operating assets and liabilities:
 Accounts receivable                                                     --         (4,425)        (4,425)
 Other Assets                                                         1,184             --          1,184
 Accounts payable and accrued liabilities                           (88,907)        48,362        241,435
 Advances from stockholders                                           9,564             --          9,564
                                                                -----------    -----------    -----------
 Net cash flows used in operating activities                       (230,734)       (26,790)    (1,273,770)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                  (1,867)            --         (9,999)
 Sale of property and equipment                                          --          1,139          1,139
 Organizational costs                                                    --             --           (560)
 Patent, trademark and license fee                                  (40,830)       (13,450)      (198,628)
                                                                -----------    -----------    -----------
 Net cash flows used in investing activities                        (42,697)       (12,311)      (208,048)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stockholders' advances                                    --             --         86,014
 Proceeds from line of credit from an affiliated entity             278,023         38,279        316,455
 Issuance of common stock for cash                                       --             --      1,084,096
                                                                -----------    -----------    -----------
 Net cash flows provided by financing activities                    278,023         38,279      1,486,565
 Net increase (decrease) in cash                                      4,592           (822)         4,747
 Cash, beginning of year                                                155            977             --
                                                                -----------    -----------    -----------
 Cash, end of year                                              $     4,747    $       155    $     4,747
                                                                ===========    ===========    ===========
Supplemental  disclosure  of cash flow  information
   - Cash paid during the year for:
 Interest                                                       $        --    $        --    $        --
                                                                ===========    ===========    ===========
 Income taxes                                                   $        --    $        --    $        --
                                                                ===========    ===========    ===========

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the years ended December 31, 2003 and 2002, and for the period from January 3, 1990 (Inception) through December 31, 2003.

The accompanying notes are an integral part of these consolidated financial statements
--------------------------------------------------------------------------------
Page F-6

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.  ORGANIZATION

Formation and Nature of Business
--------------------------------

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Advanced Optics Electronics, Inc. ("ADOT") replaced Biomoda's management team, affecting a change in control.  ADOT also owns  approximately  16% of Biomoda's  outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company".

The Company's primary focus is on early cancer detection technology. The Company's novel cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary hospital in Colorado and Los Alamos National Laboratories. The Company obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, the Company filed a new U.S. provisional patent application defining the ability of the Company's version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. The Company began the commercialization process by trademarking the technology as Porvidx (TM). Management expects to start pre-clinical trials in the fall of 2004 and clinical trials in 2005, which will culminate in applying for the United States Food and Drug Administration ("FDA") approval.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per Share. The Registration Statement was declared effective on July 11, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of December 31, 2003.

Development Stage and Going Concern
-----------------------------------

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2003, the Company had an accumulated deficit of approximately $1,718,000 and a working capital deficit of approximately $594,000. In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to the Company's ability to continue as a going concern.

--------------------------------------------------------------------------------
Page F-7

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

1. ORGANIZATION (continued)

Development Stage and Going Concern (continued)
-----------------------------------------------

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of the Company's common stock offered in its Registration Statement. ADOT will continue to provide the Company with bridge financing needed to fund the day to day operations until the Company has raised sufficient capital to fund its operations(See Note 6).

There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Biomoda and its wholly owned subsidiary, Biomoda Holdings, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred income tax asset valuation allowances. Actual results could differ from those estimates.

--------------------------------------------------------------------------------
Page F-8

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties
-----------------------

The Company has a limited operating history. The Company has not yet generated significant revenue from its business operations. As a new operating entity in its current form, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing bio-technology market and any changes in government regulations. The Company has no experience in obtaining regulatory clearance of these types of products. Therefore, the Company may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

Biotech companies in general, and anti-cancer biopharmaceutical companies in particular, are stronger than they have ever been both in terms of products and finances. The Company is competing against companies with the financial and intellectual resources and expressed intent of performing rapid technological innovation and substantial scientific research. The Company's resources are limited and must be allocated to very focused objectives in order to succeed.

The area of biopharmaceutical research is subject to rapid and significant technological changes. Developments and advances in the medical industry by either competitors or neutral parties can affect the Company's business in either a positive or negative manner.

Developments and changes in technology that are favorable to the Company may significantly advance the potential of the Company's research while developments and advances in research methods outside of the methods the Company uses we are using may severely hinder, or halt completely the Company's development.

Before marketing any of the Company's products, the Company will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to the Company. During each investigative study and prior to its completion, the results of the investigations will remain blinded to ensure the integrity of the study. The Company will not know the results of any study, favorable or unfavorable to the Company, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

--------------------------------------------------------------------------------
Page F-9

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties (continued)
-----------------------------------

The Company is a small company in terms of employees, technical and research resources and capital. These factors could hinder the Company's ability to meet changes in the medical industry as rapidly or effectively as competitors with substantially more resources.

Costs in complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendment of 1988 (CLIA), which regulates the quality and reliability of medical testing in the United States, adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, both in respect of time and costs, in the Company's research and development.

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company's strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the United States. The Company intends to market its products throughout the world. There are numerous regulatory agencies that regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. The Company has not applied for and does not now have the approval of any foreign country to sell its products for diagnostic or therapeutic use.

Concentrations
--------------

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash. The Company places its cash with high credit quality institutions.

From time to time the Company may maintain cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. At December 31, 2003, no such balances were in excess of the FDIC limit.

--------------------------------------------------------------------------------
Page F-10

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Values of Financial Instruments
------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of December 31, 2003, due to their short-term nature.

The fair value of related party transactions are not determinable due to their related party nature.

Property and Equipment
----------------------

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. The Company has assumed that leases with terms of less than five years will be renewed and has used the estimated renewal time frame for amortization purposes. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in results of operations.

Long-lived Assets
-----------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

--------------------------------------------------------------------------------
Page F-11

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets
------------------------------

SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the consolidated financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as from a change in accounting principle. SFAS No. 142 has not had a material effect on the Company's consolidated financial statements since the Company does not have any goodwill or non-amortizable intangible assets.

Patents
-------

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method. See Note 3 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

Advertising
-----------

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2003 and 2002 and for the period from Inception to December 31, 2003 were immaterial to the consolidated financial statements, and are included in selling, general and administrative expenses in the accompanying statement of operations.

--------------------------------------------------------------------------------
Page F-12

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development
------------------------

Research and development costs are charged to operations as incurred. The Company incurred approximately $50,000, $0 and $128,000 of research and development expenses for the years ended December 31, 2003 and 2002 and for the period from Inception through December 31, 2003.

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse (See Note 9).

Comprehensive Income
--------------------

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized. Through December 31, 2003 the Company had no items of comprehensive income.

Stock Based Compensation
------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

--------------------------------------------------------------------------------
Page F-13

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)
------------------------------------

SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS No. 123, are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of Sfas No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 7 for additional information on stock options.

FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Apb 25," clarifies the application of APB No. 25 for (a) the definition of employee for purpose of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plans.

                                                     2003         2002
                                                ------------------------
     Net income (loss), as reported             $ (311,233)    $ (83,689)
     Stock based compensation, net of tax               --       (86,440)
                                                ------------------------
     Net income (loss), pro forma               $ (311,233)    $(170,129)
                                                ========================

The effects of applying SFAS No. 123 in the pro forma disclosure are not likely to be a representation of the pro forma effect on reported net income (loss) for future years. See Note 7 for additional disclosures related to the Company's common stock plans.



--------------------------------------------------------------------------------
Page F-14

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)
------------------------------------


Basic and Diluted Loss Per Common Share
---------------------------------------

The Company computes loss per common share using SFAS No. 128 "EARNINGS PER SHARE". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares as of December 31, 2003 or 2002. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

Significant Recent Accounting Pronouncements
--------------------------------------------

SFAS No. 143, "Accounting for Asset Retirement Obligations," establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for consolidated financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on the Company's consolidated financial statements.

SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
Page F-15

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)
--------------------------------------------------------

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee.

The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for VIEs. The Company is evaluating the effects of FIN No. 46 (as amended) on its future consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
Page F-16

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)
--------------------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassification
----------------

Certain amounts in the December 31, 2002 consolidated financial statements for have been reclassified to conform to the December 31, 2003 presentation.

3. PATENTS

The Company has entered into a license agreement with a major university to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, the Company will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. The Company has not incurred any royalty expense during the period from January 3, 1990 through to December 31, 2003. The Company also pays an annual fee in the amount of $17,000 to renew such license agreement. As of December 31, 2003, the Company was in full compliance with the provisions of this agreement.

--------------------------------------------------------------------------------
Page F-17

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2003:


Trade accounts payable                              $        26,622
Accrued consulting and professional fees                    121,822
Accrued taxes payable                                         6,090
                                                    ----------------
                                                    $       154,534
                                                    ================

5.  ADVANCES FROM STOCKHOLDERS

As of December 31, 2003, the Company had advances of approximately $131,000 payable to three of its stockholders. Such advances historically bore interest at 10% per annum and are due on demand. Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2004. On December 31, 2003, one of the stockholders agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which represents the gain on forgiveness of debt in the accompanying statements of operations. In addition, he also agreed to waive his right to any future interest. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2003 and 2002 and for the period from Inception through December 31, 2003 was approximately $27,000, $28,000 and $111,000, respectively.

6.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. Interest expense related to such a line of credit for the years ended December 31, 2003, 2002 and for the period from Inception through December 31, 2003 was approximately $7,000, $0 and $7,000, respectively.

--------------------------------------------------------------------------------
Page F-18

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS

Preferred Stock
---------------

On June 19, 1991, the Company authorized the issuance of 4,000,000 shares of preferred stock. The Company designated 2,000,000 shares as the series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of the Company. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2003, the Company has not issued any preferred shares.

Common Stock
------------

On January 3, 1990, the Company authorized the issuance of 500,000 shares of common stock at no par value. On June 19, 1991, the Company authorized the issuance of an additional 5,500,000 of common stock. On June 25, 1999, the Company authorized the issuance of another additional 9,000,000 of common stock.

Options
-------

On April 17, 2000, the Company authorized the issuance of 1,700,000 stock options to acquire the company's common stock at an exercise price of $0.15 per share as compensation for services provided by two of its officers which 420,000 shares were exercised during the years ended December 31, 2001 and 2000. In June 2002, the Company authorized the issuance of 980,000 stock options to acquire the company's common stock at an exercise price of $0.15 per share as compensation for services provided by two of the officers.

On July 11, 2003, the two officers exercised their option for 980,000 of the Company's common stock in lieu of deferred salary in the amount of $147,000. In December 2003, the Company granted options to purchase 75,000 shares of common stock to an employee. Such options will ultimately vest over four years, once the measurement date has been determined, 10% at the end of six months and an additional 15% at the end of the first year, thereafter vesting 25% per year on a monthly basis. Such stock options expire ten years from the date of grant.

--------------------------------------------------------------------------------
Page F-19

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

Options (continued)
-------------------
                                                               Weighted-
                                           Number of            average
                                            Shares           Exercise Price
                                          -----------        --------------
Options outstanding and exercisable at
       December 31, 2001                   1,650,000               $0.23
             Granted                         980,000               $0.15
                                          -----------        --------------
Options outstanding and exercisable at
       December 31, 2002                   2,630,000               $0.19
             Granted                         75,000                   -
             Exercised                      (980,000)              $0.15
                                          -----------
Options outstanding and exercisable at
       December 31, 2003                   1,725,000               $0.23
                                          ===========

The number of outstanding and exercisable options as of December 31, 2003 is provided below:


                                     Outstanding and Exercisable
                         --------------------------------------------------
                                                               Weighted-
                                             Weighted-          Average
 Range of Exercise         Number of          Average        Remaining Life
 Prices                      Shares        Exercise Price       (Years)
 --------------------    --------------    --------------    --------------
 $0.15                       1,280,000          $0.15              6.22
 $0.50                         370,000          $0.50              3.09
                         --------------
                             1,650,000
                         ==============


Fair Value Disclosure
---------------------

For purposes of computing the pro forma amounts as disclosed in Note 2, the fair value of stock-based compensation was estimated using the minimum value method with the following weighted-averaged assumptions for the year ended December 31, 2002:


Weighted-average expected life (years)          10
Annual dividend per share                        -
Risk-free interest rate                        3.5%
Volatility                                     99.4%
Weighted-average fair value of
     options granted                           $7.09

--------------------------------------------------------------------------------
Page F-20

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

Options (continued)
-------------------

Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph, and because additional option grants are expected to be made each year, the pro forma disclosures included in
Note 2 are not likely to be representative of the pro forma effect on reported net loss for future years.

8.  OTHER RELATED PARTY TRANSACTION

On May 1, 2002, the Company entered into a subleases agreement with ADOT to sublease an office space for $300 a month. The lease is on a month to month basis and the Company is to abide with all relevant covenants of the master lease.

On December 1, 2003, the Company entered into a lease agreement with ADOT to lease certain lab equipment for $500 a month. The lease is on a month to month basis and the Company is to abide with all relevant covenants of the master lease.

9. INCOME TAXES

The components of the provision (benefit) for income taxes consists of the following for the years ended December 31:

                            2003           2002
                        ------------   ------------
Current:
     Federal            $        --    $        --
     State                       --             --
                        ------------   ------------
     Total Current               --             --
Deferred:
     Federal                     --             --
     State                       --             --
                        ------------   ------------
     Total Deferred     $        --    $        --
                        ============   ============

For the years ended December 31, 2003 and 2002, and the period from Inception through December 31, 2003, the Company had no significant current or deferred net income tax expense. The Company has recorded a 100% on all deferred tax assets.

--------------------------------------------------------------------------------
Page F-21

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

9. INCOME TAXES

The net deferred income tax asset (liability) consists of the following at December 31, 2003:



Net Operating Losses              $   687,179
Valuation allowance                  (687,179)
                                  ------------
                                        --
Deferred income tax liabilities         --
                                  ------------
                                  $     --
                                  ============

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax asset as of December 31, 2003 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax asset. The allowance for deferred tax assets increased by approximately $125,000.

As of December 31, 2003, the Company had various federal and state net operating loss carryforward of approximately $1.5 million that have initial carry forward periods between five and twenty years.

The utilization of some or all of the Company's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company's California net operating losses for the years beginning in 2002 and 2003 has been suspended under state law.

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision (benefit) for income taxes is as follows:

                                          2003         2002
                                       ---------    ---------
U.S. Federal Statutory tax at 34%      $(105,820)   $ (28,454)
State Taxes, net of federal benefit      (18,674)      (5,022)
Valuation Allowance                      124,494       33,476
                                       ---------    ---------
Provision (benefit) for income taxes   $      --    $      --
                                       =========    =========

--------------------------------------------------------------------------------
Page F-22

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

10.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the periods ended December 31:

                                                   2003            2002
                                               ------------    ------------
 Numerator for basic and diluted
   loss per common share:
      Net loss charged to common stockholders $ (311,233) $ (83,689) Denominator for basic and diluted loss per common share:
      Weighted average number of shares          6,228,060       5,765,282
                                               ------------    ------------
 Basic and diluted loss per common share       $     (0.05)    $      (0.1)
                                               ============    ============

The Company reported a net loss for the years ended December 31, 2003 and 2002. As a result, 1,650,000 and 2,630,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such stock options would be antidilutive.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

On November 10, 2003, the Company entered into a one-year lease agreement to lease a lab. The agreement expires on November 10, 2004. The monthly rental payment is in the amount of approximately $2,500. The lease has three one-year options.

Total rent expense for the years ended December 31, 2003 and 2002 and for the period from inception through December 31, 2003 was approximately $9,400, $3,500 and $34,000, respectively.

Legal Matters
-------------

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or result of operations.

--------------------------------------------------------------------------------
Page F-23

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

12. SUBSEQUENT EVENTS (UNAUDITED)

In January 2004, the Company issued 35,000 shares of restricted common stock to an employee as a bonus. In addition, Advanced Optics Electronics purchased options to purchase 60,000 shares of the Company's restricted common stock from two of the Company's former employees. ADOT subsequently exercised these options.




















--------------------------------------------------------------------------------
Page F-24