Form 10QSB
period 2004-03-31
BIOMODA INC/NM
filed 2004-05-17
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: March 31, 2004

                      Commission file No.333-90738
                                         ---------

                      BIOMODA, INC. AND SUBSIDIARY
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

     Check whether the issuer (1) filed all reports  required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ ----

     The number of issuer's shares of Common Stock outstanding as of March 31, 2004 was 6,832,282.

     Transitional Small Business  Disclosure Format (check one): Yes     No  X
                                                                    ---     ---

                                TABLE OF CONTENTS

PART I. Financial Information

   Item 1. Condensed Consolidated Financial Statements...............F-1 to F-9
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................4
   Item 3. Controls and Procedures............................................7

PART II. Other Information

   Item 1. Legal Proceedings..................................................9
   Item 2. Changes in Securities and Use of Proceeds..........................9
   Item 3. Defaults Upon Senior Securities....................................9
   Item 4. Submission of Matters to a Vote of Security Holders................9
   Item 5. Other Information.................................................10
   Item 6. Exhibits and Reports On Form 8-K..................................10

Signatures...................................................................11

                          PART I: FINANCIAL INFORMATION

Forward - Looking Statements
-----------------------------

This Form 10-QSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

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

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-QSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

ITEM 1:  Condensed Consolidated Financial Statements


                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                    UNAUDITED


                                     ASSETS


Current Assets
       Cash                                                         $       198
       Prepaid expenses                                                   3,241
                                                                    -----------
              Total Current Assets                                        3,439

Patents, net                                                            170,144

Property and Equipment, net                                              15,350
                                                                    -----------

                                                                    $   188,933
                                                                    ===========
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Bank overdraft                                               $     5,744
       Accounts payable and accrued liabilities                         190,653
       Advances from stockholders                                       130,543
       Line of credit from an affiliated entity                         421,945
                                                                    -----------
              Total Current Liabilities                                 748,885

Commitments and Contingencies

Stockholders' Deficit
       Common stock, no par value, 15,000,000 shares
         authorized; 6,832,282 issued and outstanding                 1,329,696
       Class A redeemable preferred stock; no par value                      --
         2,000,000 shares  authorized;  cumulative and
         convertible;  liquidation and  redemption
         values of $1.50 and $1.80 per share;  no shares
         issued and outstanding
       Undesignated preferred stock; 2,000,000 shares                        --
         authorized; no shares issued and outstanding
       Deficit accumulated during development stage                  (1,889,648)
                                                                    -----------

       Total Stockholders' Deficit                                     (559,952)
                                                                    -----------
                                                                    $   188,933
                                                                    ===========


  See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2004
                                    UNAUDITED

                                                                                      JANUARY 3, 1990
                                                                                        (INCEPTION)
                                                                                        TO MARCH 31,
                                                             2004           2003           2004
                                                         -----------    -----------    -----------
Revenue                                                  $        --    $        --    $        23
                                                         -----------    -----------    -----------
Operating expenses
  Payroll and related taxes                                       --             --        856,161
  Professional fees                                           21,364          9,150        320,285
  General and administrative                                   9,703          1,934        236,491
  Licensing fees                                                  --             --         73,017
  Research and development                                   131,435             --        259,075
  Depreciation and amortization                                3,412          2,339         48,822
                                                         -----------    -----------    -----------
Total Operating Expenses                                     165,914         13,423      1,793,851
                                                         -----------    -----------    -----------

Loss from operations                                        (165,914)       (13,423)    (1,793,828)

Other Income (Expenses)
  Gain on forgivness of debt                                      --             --         24,721
  Interest income                                                 --             --          3,870
  Interest expense                                            (6,190)        (8,392)      (124,411)
  Foreign currency transaction gain                               --            467             --
                                                         -----------    -----------    -----------
       Total Other Expenses                                   (6,190)        (7,925)       (95,820)
                                                         -----------    -----------    -----------

Loss Before Provision For Income Taxes                      (172,104)       (21,348)    (1,889,648)

Provision for income taxes                                        --             --             --
                                                         -----------    -----------    -----------
Net Loss and Losses Accumulated
  During the Development Stage                           $  (172,104)   $   (21,348)   $(1,889,648)
                                                         ===========    ===========    ===========

Basic and diluted weighted average number of
    shares outstanding                                     6,790,522      6,228,060
                                                         ===========    ===========

Basic and diluted loss per common share                  $     (0.03)   $    (0.003)

F-2                                                      ===========    ===========

  See accompanying notes to these condensed consolidated financial statements

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2004
                                    UNAUDITED

                                                                                                   JANUARY 3, 1990
                                                                                                   (INCEPTION) TO
                                                                           2004           2003      MARCH 31, 2004
                                                                       -----------    -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                             $  (172,104)   $   (21,348)    (1,889,648)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Stock options expense                                                       --             --        147,000
    Issuance of common stock for services                                   17,500             --         17,500
    Loss on sale of assets                                                      --             --            358
    Foreign currency transactions                                               --             --          3,247
    Deprecation and amortization                                             3,412          2,339         48,823
  Changes in operating assets and liabilities:                                  --             --             --
    Accounts receivable                                                         --             --         (4,425)
    Other Assets                                                                --             --          1,184
    Patents                                                                (16,690)            --        (16,690)
    Bank overdraft                                                           5,744             --          5,744
    Accounts payable and accrued liabilities                                36,119          8,156        277,554
    Advances from stockholders                                                  --             --          9,564
                                                                       -----------    -----------    -----------
Net cash flows used in operating activities                               (126,019)       (10,853)    (1,399,789)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                     (14,020)            --        (24,019)
    Sale of property and equipment                                              --             --          1,139
    Organizational costs                                                        --             --           (560)
    Patent, trademark and license fee                                           --             --       (198,628)
                                                                       -----------    -----------    -----------
Net cash flows used in investing activities                                (14,020)            --       (222,068)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stockholders' advances                                        --             --         86,014
    Proceeds from line of credit from an affiliated entity                 135,490         11,458        451,945
    Issuance of common stock for cash                                           --             --      1,084,096
                                                                       -----------    -----------    -----------
Net cash flows provided by financing activities                            135,490         11,458      1,622,055

Net (decrease) increase in cash                                             (4,549)           605            198

Cash, beginning of year                                                      4,747            155          4,747
                                                                       -----------    -----------    -----------

Cash, end of period                                                    $       198    $       760    $     4,945
                                                                       ===========    ===========    ===========
Supplemental  disclosure  of cash flow  information  -
   Cash paid during the period for:

Interest                                                               $        --    $        --    $        --
                                                                       ===========    ===========    ===========
Income taxes                                                           $        --    $        --    $        --
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the periods ended March 31, 2004 and 2003, and for the period from January 3, 1990 (Inception) through March 31, 2004.

  See accompanying notes to these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Formation and Nature of Business
--------------------------------

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Advanced Optics Electronics, Inc. ("ADOT") replaced Biomoda's management team, affecting a change in control.  ADOT also owns  approximately  17% of Biomoda's  outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company".

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

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per Share. The Registration Statement was declared effective on July 11, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company has not sold any shares under such Registration Statement as of March 31, 2004.

Development Stage and Going Concern
-----------------------------------

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of March 31, 2004, the Company had an accumulated deficit of approximately $1,890,000 and a working capital deficit of approximately $745,000.


--------------------------------------------------------------------------------
F-4

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Development Stage and Going Concern (continued)
-----------------------------------------------


In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to the Company's ability to continue as a going concern.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of the Company's common stock offered in its Registration Statement. ADOT will continue to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations (See Note 4).

There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation
---------------------

The management of the Company, without audit, prepared the condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results of operations for the year ending December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2003, which are included in the Company's Form 10-KSB, which was filed on March 30, 2003.

--------------------------------------------------------------------------------
F-5

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. As of March 31, 2004, the Company has not established a formal stock option plan.

--------------------------------------------------------------------------------
F-6

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred a net loss in the three month periods ended March 31, 2004 and 2003, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Patent
------

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method and are included in other assets on the accompanying balance sheet. Costs related to patents pending are amortized beginning upon issuance of the related patents.

3.  ADVANCES FROM STOCKHOLDERS

As of March 31, 2004, the Company had advances of approximately $131,000 payable to three of its stockholders. Such advances historically bore interest at 10% per annum and are due on demand. Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2004. No interest expense related to such advances for the three-month period ended March 31, 2004 was accrued for as the Company is negotiating the pay off of such advances with these stockholders. Interest expense related to such advances for the three-month period ended March 31, 2004 and for the period from Inception through March 31, 2004 was approximately $13,000 and $27,000, respectively.

--------------------------------------------------------------------------------
F-7

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

4.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. Interest expense related to such a line of credit for the three-month period ended March 31, 2004, and for the period from Inception through March 31, 2004 was approximately $6,000 and $13,000, respectively.

5. EQUITY TRANSACTIONS

In February 2004, the Company issued 35,000 shares of restricted common stock to an employee as a bonus valued at $17,500 (estimated by management to be the fair value on the date of grant). In addition, in January 2004 ADOT purchased options to purchase 60,000 shares of the company's restricted common stock from two of the company's former employees. Subsequently, ADOT exercised such options for $30,000 (estimated by management to be the fair value). The purchase price was offset against the line of credit payable to ADOT.

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

Rental expense related to the above leases for the three-month period ended March 31, 2004 and for the period from Inception through March 31, 2004 was approximately $2,400, and $8,900, respectively.

--------------------------------------------------------------------------------
F-8

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

7.  RECENT ACCOUNTING PRONOUNCEMENTS

Significant recent accounting pronouncements include:

                                                                                         ADOPTION/ EFFECTIVE
      PRONOUNCEMENT                                  TITLE                                      DATE
-------------------------    -------------------------------------------------------    ----------------------
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

--------------------------------------------------------------------------------
F-9

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                                PLAN OF OPERATION

COMPANY OVERVIEW

Biomoda, Inc. (the "Company") is a development stage company incorporated in the state of New Mexico on January 3, 1990. The Company's primary focus is on discovery, development, manufacture and marketing of proprietary medical diagnostic and treatment products used to treat life threatening and other serious diseases.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per Share. The Registration Statement was declared effective on July 11, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company is in negotiations with several investor groups who have expressed a very strong interest in a portion of the offering, however no shares have been sold as of March 31, 2004.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to verify and refine our assay, design our kit, prepare for clinical trials, and initiate a dialogue with the FDA relative to our approval submission. The Company, in the interim, is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc. and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next twelve months. The Company is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment if and when adequate funds are raised.

Our initial product is a diagnostic test for lung cancer that will be performed out of the body by using a spit sample from the patient. Our test does not require any invasive sample taking. The sample will be sent to a clinical lab where the procedure will be performed to determine the presence, or not, of lung cancer. Our diagnostic test can be used for other cell samples and we intend to create and market products to diagnose and screen for other prevalent cancers such as breast, cervical and colon-rectal. We have determined that our initial markets will be the developed nations of Europe, North America and Japan. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world, and has instituted a nationwide lung cancer-screening program.

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

The Company's  Research and  Development  facilities are located on Kirtland Air
Force Base in  Albuquerque,  New  Mexico.  R&D is housed in  approximately  2500 square feet that includes two state-of-the-art laboratories where primary research, assay validation and pre-clinical work is being conducted. We have contracted with several top tier consulting firms in the areas of regulatory affairs, insurance reimbursement, medical affairs, and European regulatory and business affairs in order to move forward our initiatives in each of these areas.

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

Comparison of the Three-month Periods Ended March 31, 2004 and 2003
-------------------------------------------------------------------

REVENUE. As of March 31, 2004, there have been no revenues.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses, consulting fees, licensing fees and depreciation of the equipment associated with the development and enhancement of our disease screening tool. Research and development increased to approximately $131,000 during the three months ended March 31, 2004. The Company had no research and development costs during the three months ended March 31, 2003. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs decreased to approximately $10,000 in the three months ended March 31, 2004 from $12,000 in the three months ended March 31, 2003. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense. Other (expense) decreased to approximately $6,000 in the three months ended March 31, 2004 from approximately $8,000 in the three months ended March 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of March 31, 2004 we have raised net proceeds of approximately $1,100,000.

Product development expenditures were approximately $131,000 for the quarter ended March 31, 2004. Funds for operations, product development and capital expenditures were provided from a bridge financing arrangement. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. The Company's cash was $198 as of March 31, 2004. The decrease compared to approximately $4,747 as of December 31, 2003 is primarily due to research and development expenditures.

Management believes that sales of securities will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of the second quarter 2005. In addition, ADOT will continue to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations. At that time it is anticipated that sales of our initial screening product will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

Item 3.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2004 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were of limited effectiveness.

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

In March 2003, the Company has hired an independent third party consultant to re-evaluate and revise its existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, the Company is re-evaluating and re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

Changes in Controls and Procedures
----------------------------------

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect these controls.

Limitations On the Effectiveness of Internal Control
----------------------------------------------------

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Item 2.  CHANGES IN SECURITIES

In February 2004, the Company issued 35,000 shares of restricted common stock to an employee as a bonus valued at $17,500 (estimated by management to be the fair value on the date of grant). In addition, in January 2004 ADOT purchased options to purchase 60,000 shares of the company's restricted common stock from two of the company's former employees. Subsequently, ADOT exercised such options for $30,000 (estimated by management to be the fair value). The purchase price was offset against the line of credit payable to ADOT.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the first quarter of fiscal year 2004.

Item 5.  OTHER INFORMATION - NONE

Item 6.  EXHIBITS

(a)      Exhibits

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of Executive Financial Officer pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of Principal Executive and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K was filed during the first quarter of 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 17, 2004

BIOMODA, INC. AND SUBSIDIARY

                                   BY:/S/ John J. Cousins
                                   ---------------------------------------
                                   John J. Cousins
                                   President
                                   (Principal Executive and Accounting Officer)