Form 10QSB
period 2004-06-30
BIOMODA INC/NM
filed 2004-08-16
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004


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

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         The number of issuer's shares of Common Stock outstanding as of June 30, 2004 was 6,832,282.

         Transitional Small Business Disclosure Format (check one): Yes __ No X
                                                                             ---

                                TABLE OF CONTENTS

PART I. Financial Information

   Item 1. Condensed Consolidated Financial Statements................F-1 to F-7
   Item 2. Management's Discussion and Analysis or Plan of Operations..........4
   Item 3. Controls and Procedures.............................................9

Part II. Other Information

   Item 1. Legal Proceedings..................................................10
   Item 2. Changes in Securities..............................................10
   Item 3. Defaults Upon Senior Securities....................................10
   Item 4. Submission of Matters to a Vote of Security Holders................10
   Item 5. Other Information..................................................10
   Item 6. Exhibits and Reports On Form 8-K...................................10

Signatures....................................................................11

                          PART I: FINANCIAL INFORMATION

Forward - Looking Statements
----------------------------

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

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2004
                                    UNAUDITED

                                     ASSETS
Current Assets
       Cash                                                         $       198
       Prepaid expenses                                                   3,241
                                                                    -----------
       Total Current Assets                                               3,439

Patents, net                                                            202,874

Property and Equipment, net                                              15,067
                                                                    -----------

                                                                    $   221,380
                                                                    ===========
              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable and accrued liabilities                     $   255,119
       Advances from stockholders                                       130,543
       Line of credit from an affiliated entity                         608,582
                                                                    -----------
       Total Current Liabilities                                        994,244

Commitments and Contingencies

Stockholders' Deficit
       Common stock, no par value, 100,000,000 shares
         authorized; 6,832,282 issued and outstanding                 1,329,696
       Class A redeemable preferred stock; no par value
         2,000,000 shares authorized; cumulative and
         convertible; liquidation and redemption values
         of $1.50 and $1.80 per share; no shares issued
         and outstanding                                                     --
       Undesignated preferred stock; 2,000,000 shares
         authorized; no shares issued and outstanding                        --
       Deficit accumulated during development stage                 (2,102,560)
                                                                    -----------

       Deficit accumulated during development stage                   (772,864)
                                                                    -----------

       Total Stockholders' Deficit                                  $   221,380
                                                                    ===========

See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO JUNE 30, 2004
                                    UNAUDITED


                                                                                                   January 3, 1990
                                                   Six Months                Three Months          (Inception) to
                                                  Ended June 30             Ended June 30           June 30, 2004
                                            ----------------------------------------------------------------------
                                                2004           2003         2004           2003           2004
                                            -----------    -----------  -----------    -----------    -----------
Revenue                                     $        --    $        --  $        --    $        --    $        --
                                            -----------    -----------  -----------    -----------    -----------
Operating expenses
Payroll and related taxes                            --             --           --             --        856,161
Professional fees                                51,992             --       30,628             --        350,913
General and administrative                       42,344        140,254       32,641        129,170        269,132
Licensing fees                                   15,000         22,056       15,000         22,056         88,017
Research and development                        255,415            650      123,980            650        383,032
Depreciation and amortization                     7,287          4,678        3,875          2,339         52,697
                                            -----------    -----------  -----------    -----------    -----------
Total Operating Expenses                        372,038        167,638      206,124        154,215      1,999,952
                                            -----------    -----------  -----------    -----------    -----------

Loss from operations                           (372,038)      (167,638)    (206,124)      (154,215)    (1,999,952)

Other Income (Expenses)
Gain on forgivness of debt                           --             --           --             --         24,721
Interest income                                      --             --           --             --          3,870
Interest expense                                (12,978)       (17,154)      (6,788)        (8,762)      (131,199)
Foreign currency transaction gain (loss)             --            551           --          1,018              0
                                            -----------    -----------  -----------    -----------    -----------
Total Other Expenses                            (12,978)       (16,603)      (6,788)        (7,744)      (102,608)
                                            -----------    -----------  -----------    -----------    -----------
Loss Before Provision For Income Taxes         (385,016)      (184,241)    (212,912)      (161,959)    (2,102,560)

Provision for income taxes                           --             --           --             --             --
                                            -----------    -----------  -----------    -----------    -----------
Net Loss and Losses Accumulated
  During the Development Stage              $  (385,016)   $  (184,241) $  (212,912)   $  (161,959)   $(2,102,560)
                                            ===========    ===========  ===========    ===========    ===========
Basic and diluted weighted average number
  of shares outstanding                       6,811,403      6,228,060    6,832,282      5,765,282
                                            ============   ===========  ===========    ===========

Basic and diluted loss per common share     $     (0.06)   $     (0.03) $     (0.03)   $     (0.03)
                                            ============   ===========  ===========    ===========

See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO JUNE 30, 2004
                                    UNAUDITED

                                                                                                      January 3, 1990
                                                        Six-Months Ended       Six-Months Ended       (Inception) to
                                                         June 30, 2004          June 30, 2003          June 30, 2004
                                                       -------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $  (385,016)           $ (184,241)            (2,102,560)
Adjustments to reconcile net loss to
     net cash used in operating activities:
  Stock options expense                                           --                 98,000                147,000
  Issuance of common stock for services                       17,500                     --                 17,500
  Loss on sale of assets                                          --                     --                    358
  Foreign currency transactions                                   --                     --                  3,247
  Depreciation and amortization                                7,285                  4,678                 52,696
Changes in operating assets and liabilities:
  Other Assets                                                    --                 2,760                 (3,241)
  Accounts payable and accrued liabilities                   100,585              (221,475)                342,020
  Advances from stockholders                                      --                  (769)                  9,564
                                                         ------------           -----------            -----------
Net cash flows used in operating activities                 (259,646)             (301,047)            (1,533,416)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (14,177)                    --               (24,176)
  Sale of property and equipment                                  --                     --                 1,139
  Patent, trademark and license fee                          (52,853)              (25,711)              (252,041)
                                                         -----------            -----------            -----------
Net cash flows used in investing activities                  (67,030)              (25,711)              (275,078)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholders' advances                            --                     --                 86,014
  Proceeds from line of credit from
    an affiliated entity                                     292,127                329,765                608,582
  Issuance of common stock for cash                           30,000                     --              1,114,096
                                                         -----------            -----------            -----------
Net cash flows provided by financing activities              322,127                329,765              1,808,692

Net (decrease) increase in cash                               (4,549)                 3,007                    198
                                                         -----------            -----------            -----------
Cash, beginning of period                                      4,747                    155                     --
                                                         -----------            -----------            -----------
Cash, end of period                                      $       198            $     3,162            $       198
                                                         ===========            ===========            ===========

See accompanying notes to these condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

The Company's primary focus is on early cancer detection technology. The Company's novel cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary hospital in Colorado and Los Alamos National Laboratories. The Company obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, the Company filed a new U.S. provisional patent application defining the ability of the Company's version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. The Company began the commercialization process by trademarking the technology as CyPath. Management expects to start pre-clinical trials in the fall of 2004 and clinical trials in 2005, which will culminate in applying for the United States Food and Drug Administration ("FDA") approval.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per share. The Registration Statement was declared effective on July 19, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company has not sold any shares under such Registration Statement as of June 30, 2004. On May 19, 2004 the Company's board of directors approved the increase in the number of shares of common stock authorized from 15,000,000 to 100,000,000.

--------------------------------------------------------------------------------
                                      F-4

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

Development Stage and Going Concern
-----------------------------------

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of June 30, 2004, the Company had an accumulated deficit of approximately $2,103,000 and a working capital deficit of approximately $991,000.

In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to the Company's ability to continue as a going concern.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of the Company's common stock offered in its Registration Statement. Management's plan is to borrow from ADOT to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations (See Note 4).

There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation
---------------------

The management of the Company, without audit, prepared the condensed consolidated financial statements for the three-month period and six month periods ended June 30, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended June 30, 2004 are not necessarily indicative of the results of operations for future periods.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2003, which are included in the Company's Form 10-KSB, which was filed on March 30, 2004.

--------------------------------------------------------------------------------
                                      F-5

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share
------------------

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" requires basic earnings per share to be computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred a net loss in the three and six months periods ended June 30, 2004 and 2003, basic and diluted loss per share are equal since additional potential common shares would be anti-dilutive.

Patents and Patents Pending
---------------------------

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method and are included in other assets on the accompanying balance sheet. Costs related to patents pending are amortized beginning upon issuance of the related patents. Such costs are periodically reviewed by management for impairment under SFAS 144.

3.  ADVANCES FROM STOCKHOLDERS

As of June 30, 2004, the Company had advances of approximately $131,000 payable to three of its stockholders. Such advances historically bore interest at 10% per annum and are due on demand. No interest expense related to such advances for the three-month and six month periods ended June 30, 2004 was accrued for because the Company is negotiating the pay off of such advances with these stockholders. Interest expense related to such advances for the period from Inception through June 30, 2004 was approximately $27,000.

--------------------------------------------------------------------------------
                                      F-6

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

4.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. Interest expense related to such a line of credit for the three and six months periods ended June 30, 2004, and for the period from Inception through June 30, 2004 was approximately $6,000, $13,000 and $20,000, respectively.

5.  OTHER RELATED PARTY TRANSACTIONS

On May 1, 2002, the Company entered into a sublease agreement with ADOT to sublease an office space for $300 a month. The lease is on a month-to-month basis and the Company is to abide with all relevant terms of ADOT's master lease with the landlord.

On December 1, 2003, the Company entered into a lease agreement with ADOT to lease certain lab equipment for $500 a month. The lease is on a month-to-month basis.

Rental expense related to the above leases for the three and six month periods ended June 30, 2004 and for the period from Inception through June 30, 2004 was approximately $2,400, $4,800 and $7,400, respectively.


--------------------------------------------------------------------------------
                                      F-7

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

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per Share. The Registration Statement was declared effective on July 11, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of June 30, 2004. The Company is in the process of amending the registration statement in order to sell 10,000,000 shares for $3 per share.

On May 19, 2004 the Company's Board of Directors voted to amend the articles of incorporation to increase the number of Common shares authorized from 15,000,000 to 100,000,000 without par value.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to verify and refine our assay, design our kit, prepare for clinical trials, and initiate a dialogue with the FDA relative to our approval submission. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next twelve months. Currently the Company is leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment if and when adequate funds are raised.

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

Biomoda has received a Notice of Allowance from the US Patent Office for its patent titled "Compositions and methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20, 20 Tetrakis (Carboxyphenyl) Porphine". This patent represents a significant addition to Biomoda's patent portfolio and expands the company's intellectual property to include cancer screening.

Contracts
---------

In the past eight months, Biomoda has entered into numerous relationships in order to expedite and further perfect its patented and proprietary developments for regulatory approval, accelerated commercialization and market acceptance. Among these organizations with whom Biomoda are working: Esocor LLC, JR Associates, Majestic Sarl and D. Lescasse-Laurent, Triangulum Consulting Services, Inc., TriCore Reference Laboratories, and PhenoPath Laboratories, PLLC.

Tricore Reference Laboratories
------------------------------

On April 7, 2004 Biomoda, Inc. and TriCore Reference Laboratories (HTTP://TRICORE.ORG), both headquartered in Albuquerque have entered into a written agreement for TriCore to handle sputum sample processing and management for Biomoda and for TriCore to employ its expertise in cytopathology to greatly enhance and accelerate Biomoda's diagnostic development activities.

Biomoda's patented products, primarily involved with early detection and targeted treatment of specific cancers will be supported by its relationship with TriCore.

By teaming with TriCore, Biomoda is continuing to lessen the "time to market" by outsourcing strategic areas of its research, development and marketing effort to world class professional medical organizations both at home in Albuquerque and around the world.

TriCore Reference Laboratories (Albq. NM) is a not-for-profit, full service medical reference laboratory serving physicians and hospitals throughout New Mexico and the Southwest. In addition to clinical and anatomic pathology testing and consultative services, TriCore participates in medical scientific research through collaborations with local and national biotech firms. Founded in 1998 as a regional laboratory consolidation, TriCore's sponsors include the University of New Mexico Hospital and Presbyterian Healthcare Services in Albuquerque and St. Vincent Hospital in Santa Fe.

Triangulum Consulting Services, Inc.
------------------------------------

On January 26, 2004 Biomoda, Inc. entered into a written contract with Triangulum Consulting Services, Inc. (www.trianguluminc.com) headquartered in Raleigh, NC to provide guidance with regulatory approvals and to accelerate "time to market" for Biomoda's patented products primarily involved with early detection and targeted treatment of specific cancers.

Triangulum, former JASA Consulting Services, LLC., widely recognized as a leading provider of consulting services in biopharmaceutical and related fields. After a review of the technologies employed and patents held by Biomoda, Triangulum is prepared to commit significant resources to enable Biomoda to efficiently and cost effectively complete the regulatory steps and bring Biomoda's critically needed products to market quickly.

Madame Lescasse-Laurent/Majestic Sarl
-------------------------------------

On June 8, 2004 Biomoda, Inc. completed negotiations on a written contract with Mme. Lescasse-Laurent , based in Vaugrigneuse, France. D. Lescasse-Laurent will support the evaluation of Biomoda's cancer diagnostic products and systems. Mme. Lescasse-Laurent has agreed to file Biomoda's application of a CE Mark in France. Upon approval by the Ministry of Health of France, and more specifically at AFSSAPS (Agence Francaise de Securite Sanitaire de Produits de Sante), Biomoda's patents and systems will be processed for other European markets.
AFSSAPS combines approvals for both In Vivo and In Vitro products into the French market.

Majestic, and in particular Mme. Lescasse-Laurent, provide medical product commercialization consultation and management assistance to many of the world's leading bio-medical organizations.

JR Associates
-------------

In June 2004 Biomoda, Inc. entered into a written contract with JR Associates WWW.1JRA.COM to help advance Biomoda's patented products, primarily involved with early detection and targeted treatment of specific cancers, potential for securing positive coverage, coding, and payment by Medicare and commercial insurers. Ultimately, these activities will assure patient access to Biomoda's products and systems. JR Associates, Reseda, CA is prominent in the field of reimbursement strategies and has provided services to many major makers of medical products and systems. Reimbursement and coding are critical issues to medical reference laboratories, Biomoda's anticipated primary market.

Esocor LLC
----------

As of April 19, 2004, Biomoda, Inc. has announced the addition of a leading clinical pathology consulting firm, Esocor LLC, WWW.ESOCOR.COM, White Plains, NY, to the group of world class professionals who have contracted with Biomoda to assist and assure that Biomoda's patented and critically needed products, primarily involved with early detection and targeted treatment of specific cancers are brought to market in an orderly and expedited manner.

Esocor's Managing Director, Dr. Wolfgang Hofgartner, a world recognized board certified clinical pathologist, will support Biomoda's product entry to offer the Company's patented systems and treatments. Dr. Hofgartner, a Medical Doctor and Doctor of Sciences, has built and cultivated a multinational network of academic opinion leaders in clinical pathology. Dr. Hofgartner has conducted clinical research in conjunction with world class institutions including Sloan Kettering Cancer Center and Baylor College of Medicine, and served as European Medical Director for Becton Dickinson (Fortune 500 healthcare).

Dr. Hofgartner will be part of Biomoda's carefully assembled team of leading outside medical professionals. Biomoda looks to his significant European experience to provide a head start for the Company's global marketing.

Phenopath Laboratories, PLLC
----------------------------

On March 1, 2004 Biomoda, Inc. entered into a written contract with PhenoPath Laboratories, PLLC, WWW.PHENOPATH.COM a research and development pathology laboratory in Seattle, Washington. PhenoPath will support Biomoda's diagnostic development program for early detection and treatment of cancers, primarily lung cancer. Phenopath is a widely respected and highly experienced laboratory organization with particular skills and expertise in pathology and biomarker development and applications.

RESULTS OF OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-month Periods Ended June 30, 2004 and 2003
------------------------------------------------------------------

REVENUE.  As of June 30, 2004, there have been no revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses, consulting fees, licensing fees and depreciation of the equipment associated with the development and enhancement of our disease screening tool. Research development and other operating technical costs increased to approximately $124,000 in the three months ended June 30, 2004 from approximately $1, 000 in the three months ended June 30, 2003. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs, including professional fees, decreased to approximately $63,000 in the three months ended June 30, 2004 from $129,170 in the three months ended June 30, 2003. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest and other income and expense. Other (expense) decreased to $6,778 in the three months ended June 30, 2004 from $7,744 in the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of June 30, 2004 we have raised net proceeds of approximately $1,330,000.

Product development expenditures were approximately $124,000 for the quarter ended June 30, 2004. Funds for operations, product development and capital expenditures were provided from a bridge financing arrangement. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. The Company's cash was $198 as of June 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2004 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were of limited effectiveness.

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

In March 2004, the Company has hired an independent third party consultant to re-evaluate and revise its existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, the Company is re-evaluating and re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

Changes in Controls and Procedures
----------------------------------

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the second quarter of fiscal year 2004.

ITEM 5.  OTHER INFORMATION -

On May 19, 2004 the Company's Board of Directors voted to amend the articles of incorporation to increase the number of Common Stock shares authorized from 15,000,000 to 100,000,000 without par value.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the first or second quarter of 2004.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    August 16, 2004

BIOMODA, INC. AND SUBSIDIARY

                                    BY:/S/JOHN J. COUSINS
                                    ---------------------
                                    John J. Cousins
                                    President
                                    (Principal Executive and Accounting Officer)