Form 10QSB
period 2004-09-30
BIOMODA INC/NM
filed 2004-11-15
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2004


                         Commission file No.333-90738

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The number of issuer's shares of Common Stock outstanding as of October 31, 2004 was 7,117,282.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                                TABLE OF CONTENTS

PART I. Financial Information

   Item 1. Condensed Consolidated Financial Statements...............F-1 to F-9

   Item 2. Management's Discussion and Analysis or Plan of Operation..........4

   Item 3. Controls and Procedures............................................9

PART II. Other Information

   Item 1. Legal Proceedings.................................................10

   Item 2. Changes in Securities.............................................11

   Item 3. Defaults Upon Senior Securities...................................11

   Item 4. Submission of Matters to a Vote of Security Holders...............11

   Item 5. Other Information.................................................11

   Item 6. Exhibits..........................................................11

SIGNATURES

                          PART I: FINANCIAL INFORMATION

FORWARD - LOOKING STATEMENTS

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

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                    UNAUDITED

                                     ASSETS
Current Assets
       Cash                                               $       232
       Prepaid expenses                                         9,689
                                                          -----------
       Total Current Assets                                     9,921

Patents, net                                                  210,169

Property and Equipment, net                                    14,630
                                                          -----------

                                                          $   234,720
                                                          ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable and accrued liabilities           $   219,281
       Advances from stockholders                             122,717
       Line of credit from an affiliated entity               792,426
                                                          -----------
       Total Current Liabilities                            1,134,424

Commitments and Contingencies

Stockholders' Deficit
       Class A redeemable preferred stock; no par value            --
         2,000,000 shares authorized; cumulative and
         convertible; liquidation and redemption values
         of $1.50 and $1.80 per share; no shares issued
         and outstanding
       Undesignated preferred stock; 2,000,000 shares              --
         authorized; no shares issued and outstanding
       Common stock, no par value, 100,000,000 shares
         authorized; 7,117,282 issued and outstanding       1,365,513
       Deficit accumulated during development stage        (2,265,217)
                                                          -----------

       Total Stockholders' Deficit                           (899,704)
                                                          -----------

                                                          $   234,720
                                                          ===========

See accompanying notes to these condensed consolidated financial statements.

Page F-1

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE NINE-MONTHS AND THREE-MONTHS PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO SEPTEMBER 30, 2004
                                    UNAUDITED

                                          Nine Months Ended September 30    Three Months Ended September 30       January 3, 1990
                                          ------------------------------    -------------------------------         (Inception)
                                                2004           2003                2004           2003        to September 30, 2004
                                            -----------    -----------         -----------    -----------     ---------------------
Revenue                                     $        --    $        --         $        --    $        --          $        23
                                            -----------    -----------         -----------    -----------          -----------
Operating expenses
Professional fees                                68,915             --              16,923             --              367,835
General and administrative                       63,133        205,830              20,789          65576            1,146,082
Licensing fees                                   15,000         24,000                   0           1944               88,017
Research and development                        367,411            900             111,996            250              495,051
Depreciation and amortization                    11,318          6,928               4,031           2250               56,728
                                            -----------    -----------         -----------    -----------          -----------
Total Operating Expenses                        525,777        237,658             153,739         70,020            2,153,713
                                            -----------    -----------         -----------    -----------          -----------

Loss from operations                          (525,777)       (237,658)           (153,739)       (70,020)          (2,153,690)
Other Income (Expenses)
Gain on forgivness of debt                           --             --                  --             --               24,721
Interest income                                      --             --                  --             --                3,870
Interest expense                                (21,897)       (20,010)             (8,919)             `             (140,118)
Foreign currency transaction loss                    --           (551)                 --         (2,856)                  --
                                            -----------    -----------         -----------    -----------          -----------
Total Other Expenses                            (21,897)       (20,561)             (8,919)        (2,856)            (111,527)
                                            -----------    -----------         -----------    -----------          -----------

Loss Before Provision For Income Taxes         (547,674)      (258,219)           (162,658)       (72,876)          (2,265,217)

Provision for income taxes                           --             --                  --             --                   --
                                            -----------    -----------         -----------    -----------          -----------
Net Loss and Losses Accumulated
During Development Stage                    $  (547,674)   $  (258,219)        $  (162,658)   $   (72,876)         $(2,265,217)
                                            ===========    ===========         ===========    ===========          ===========

Basic and diluted weighted average number
    of common shares outstanding              6,863,463      5,837,875           6,892,117      5,864,171
                                            ===========    ===========         ===========    ===========

Basic and diluted loss per common share     $     (0.08)   $     (0.04)        $     (0.02)   $     (0.01)
                                            ===========    ===========         ===========    ===========

Page F-2

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO SEPTEMBER 30, 2004
                                    UNAUDITED

                                                                                                 January 3, 1990
                                                      Nine-Months Ended    Nine-Months Ended     (Inception) to
                                                      September 30, 2004   September 30, 2003  September 30, 2004
                                                      ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $  (547,674)       $  (258,219)           (2,265,217)
Adjustments to reconcile net loss to
     net cash used in operating activities:
  Stock options expense                                           --            147,000               147,000
  Issuance of common stock for services                       17,500                 --                17,500
  Issuance of common stock for bonuses to employees           10,710                 --                10,710
  Loss on sale of assets                                          --                 --                   358
  Foreign currency transactions                                   --                551                 3,247
  Deprecation and amortization                                11,318              6,928                56,729
Changes in operating assets and liabilities:
  Accounts receivable                                             --                 --                (4,425)
  Other Assets                                                (6,448)             4,425                (5,264)
  Accounts payable and accrued liabilities                    82,029            (65,866)              323,463
Advances from stockholders                                      --                 --                   9,564
                                                         -----------        -----------           -----------
Net cash flows used in operating activities                 (432,565)          (165,181)           (1,706,335)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (14,178)                --               (24,177)
  Sale of property and equipment                                  --                 --                 1,139
  Organizational costs                                            --                 --                  (560)
  Patent, trademark and license fee                          (63,743)           (28,711)             (262,371)
                                                         -----------        -----------           -----------
Net cash flows used in investing activities                  (77,921)           (28,711)             (285,969)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholders' advances                            --              6,050                86,014
  Proceeds from line of credit from an affiliated entity     505,971            189,880               822,426
  Issuance of common stock for cash                               --                 --             1,084,096
                                                         -----------        -----------           -----------
Net cash flows provided by financing activities              505,971            195,930             1,992,536

Net (decrease) increase in cash                               (4,515)             2,038                   232

Cash, beginning of period                                      4,747                155                    --
                                                         -----------        -----------           -----------

Cash, end of period                                      $       232        $     2,193           $       232
                                                         ===========        ===========           ===========
Supplemental disclosure of cash flow information:
Cash paid for :
      Interest                                           $        --        $        --           $        --
                                                         ===========        ===========           ===========
      Income Taxes                                       $        --        $        --           $        --
                                                         ===========        ===========           ===========

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the periods ended September 30, 2004 and 2003, and for the period from January 3, 1990 (Inception) through September 30, 2004.

Page F-3

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

FORMATION AND NATURE OF BUSINESS

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Advanced Optics Electronics, Inc. ("ADOT") replaced Biomoda's management team, affecting a change in control. ADOT also owns approximately 15.9% of Biomoda's outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company".

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

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per Share. The Registration Statement was declared effective on July 11, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company has not sold any shares under such Registration Statement as of September 30, 2004. The Company is in the process of revising the SB-2 to offer 10,000,000 shares at $3 per share. On May 11, 2004 the Company's board of directors has approved the increase in the number of shares of common stock authorized from 15,000,000 to 100,000,000.


--------------------------------------------------------------------------------
Page F-4

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of September 30, 2004, the Company had an accumulated deficit of approximately $2,265,000 and a working capital deficit of approximately $1,125,000.

In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to the Company's ability to continue as a going concern.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of the Company's common stock offered in its Registration Statement. ADOT continues to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations (See Note 4).

There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

BASIS OF PRESENTATION

The management of the Company, without audit, prepared the condensed consolidated financial statements for the three and nine months periods ended September 30, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the quarter ended September 30, 2004 are not necessarily indicative of the results of operations for the year ending December 31, 2004.


--------------------------------------------------------------------------------
Page F-5

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

BASIS OF PRESENTATION (continued)

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2003, which are included in the Company's Form 10-KSB, which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2004.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING FOR STOCK-BASED COMPENSATION

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

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented. The proforma effect on losses and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 is insignificant.

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

--------------------------------------------------------------------------------
Page F-6

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. As of September 30, 2004, the Company has not established a formal stock option plan.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred a net loss in the three and nine months periods ended September 30, 2004 and 2003, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

PATENT

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method and are included in other assets on the accompanying balance sheet. Costs related to patents pending are amortized beginning upon issuance of the related patents.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $367,000, $1,000 and $495,000 of research and development expenses for the nine months ended September 30, 2004 and 2003 and for the period from Inception through September 30, 2004.

--------------------------------------------------------------------------------
Page F-7

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Neither the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants nor the SEC have issued any significant accounting pronouncements since the Company filed its June 30, 2004 Form 10-Q that are believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  ADVANCES FROM STOCKHOLDERS

As of September 30, 2004, the Company had advances of approximately $123,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum and are due on demand. The Company is negotiating the pay off of such advances with these stockholders and no interest expense related to such advances for the nine-month period ended September 30, 2004 was recorded. Interest expense related to such advances for the period from Inception through September 30, 2004 was approximately $41,000. Such interest expense was approximately $3,000, $9,000 and $41,000 for the three and nine months periods ended September 30, 2003 and for the period from inception through September 30, 2003, respectively.

4.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. Interest expense related to such a line of credit for the three and nine months periods ended September 30, 2004, 2003 and for the period from Inception through September 30, 2004 was approximately $9,000, $22,000 and $29,000, respectively. Such interest expense was approximately $3,000 and $14,000 for the three and nine months periods ended September 30, 2003, respectively.

--------------------------------------------------------------------------------
Page F-8

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


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

Rental expense related to the above leases for the three and nine month periods ended September 30, 2004 and for the period from Inception through September 30, 2004 was approximately $2,400, $7,200 and $13,700, respectively. Such rental expense was $900 and $2,700 for the three and nine months periods ended September 30, 2003, respectively.

6.  EQUITY TRANSACTIONS

On August 5, 2004, the Company issued 85,000 shares of restricted common stock to three of its employees for bonuses at approximately $10,710 (estimated by management to be the fair value on the date of grant).

On September 29, 2004, one of the stockholders of the Company exercised 200,000 stock options to issue 200,000 shares of common stock. Advances payable to that stockholder as of that date in the amount of approximately $25,000 were applied against the exercise price of such stock options.

--------------------------------------------------------------------------------
Page F-9

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

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 5,000,000 shares of its common stock at a price of $6 per share. The Registration Statement was declared effective on July 11, 2003. The Offering will terminate on the earlier of July 11, 2005 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of September 30, 2004. The Company is in the process of amending the registration statement in order to sell 10,000,000 shares for $3 per share.

On May 19, 2004 the Company's Board of Directors voted to amend the articles of incorporation to increase the number of common shares authorized from 15,000,000 to 100,000,000 without par value.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to verify and refine our assay, design our kit, prepare for clinical trials, and initiate a dialogue with the FDA relative to our approval submission. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next twelve months. The Company is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment if and when adequate funds are raised.

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

The U.S. Patent Office issued its Formal Notice of Allowance for a Patent developed by Biomoda researchers entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine". This Patent brings a significant addition to Biomoda's Patent portfolio and expands the Company's intellectual property to include cancer screening as a compliment to Biomoda's existing technology.

Biomoda is completing the formal filing for a continuation for this Patent based on research currently underway by researchers at Biomoda. The Company believes its goal to further strengthen and expand its intellectual property portfolio will be significantly enhanced by these developments.

CONTRACTS

In the past 9 months, the Company has entered into numerous relationships in order to expedite and further perfect its patented and proprietary developments for regulatory approval, accelerated commercialization and market acceptance. Among these organizations with whom Biomoda is working: Esocor LLC, JR Associates, Majestic Sarl and D. Lescasse-Laurent, Triangulum Consulting Services, Inc., TriCore Reference Laboratories, and PhenoPath Laboratories, PLLC. The following is a brief desription of some of these contracts:

Tricore Reference Laboratories
------------------------------

On April 7, 2004 the Company and TriCore Reference Laboratories (HTTP://TRICORE.ORG), both headquartered in Albuquerque entered into a written agreement for TriCore to handle sputum sample processing and management for Biomoda and for TriCore to employ its expertise in cytopathology to greatly enhance and accelerate Biomoda's diagnostic development activities.

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

Triangulum Consulting Services, Inc.
------------------------------------

On January 26, 2004 the Company entered into a written contract with Triangulum Consulting Services, Inc. ("Tiangulum") (www.trianguluminc.com) headquartered in Raleigh, NC to provide guidance with regulatory approvals and to accelerate "time to market" for Biomoda's patented products primarily involved with early detection and targeted treatment of specific cancers.

Triangulum, formerly JASA Consulting Services, LLC., is widely recognized as a leading provider of consulting services in biopharmaceutical and related fields. After a review of the technologies employed and patents held by Biomoda, Triangulum is prepared to commit significant resources to enable Biomoda to efficiently and cost effectively complete the regulatory steps and bring Biomoda's critically needed products to market quickly.

Madame Lescasse-laurent/Majestic Sarl
-------------------------------------

On June 8, 2004 the Company entered into a written contract with Mme. Lescasse-Laurent , based in Vaugrigneuse, France. D. Lescasse-Laurent will support the evaluation of Biomoda's cancer diagnostic products and systems. Mme. Lescasse-Laurent has agreed to file Biomoda's application of a CE Mark in France. Upon approval by the Ministry of Health of France, and more specifically at AFSSAPS (Agence Francaise de Securite Sanitaire de Produits de Sante), Biomoda's patents and systems will be processed for other European markets.
AFSSAPS combines approvals for both In Vivo and In Vitro products into the French market.

Mme. Lescasse-Laurent provides medical product commercialization, consultation and management assistance to many of the world's leading bio-medical organizations.

Jr Associates
-------------

In June 2004, the Company entered into a written contract with JR Associates WWW.1JRA.COM to help advance the Company's patented products, primarily involved with early detection and targeted treatment of specific cancers, potential for securing positive coverage, coding, and payment by Medicare and commercial insurers. Ultimately, these activities will assure patient access to Biomoda's products and systems. JR Associates, located in Reseda, CA, is prominent in the field of reimbursement strategies and has provided services to many major makers of medical products and systems. Reimbursement and coding are critical issues to medical reference laboratories, Biomoda's anticipated primary market.

Esocor LLC
----------

As of April 19, 2004, the Company has announced the addition of a leading clinical pathology consulting firm, Esocor LLC, WWW.ESOCOR.COM, located in White Plains, NY, to the group of world class professionals who have contracted with Biomoda to assist and assure that Biomoda's patented and critically needed products, primarily involved with early detection and targeted treatment of specific cancers are brought to market in an orderly and expedited manner.

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

Dr. Hofgartner will be part of the Company's carefully assembled team of leading outside medical professionals. The Company looks to his significant European experience to provide a head start for global marketing.

Phenopath Laboratories, PLLC
----------------------------

On March 1, 2004, the Company entered into a written contract with PhenoPath Laboratories, PLLC, WWW.PHENOPATH.COM a research and development pathology laboratory in Seattle, Washington. PhenoPath will support Biomoda's diagnostic development program for early detection and treatment of cancers, primarily lung cancer. Phenopath is a widely respected and highly experienced laboratory organization with particular skills and expertise in pathology and biomarker development and applications.

RESULTS OF OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the Three-month Periods Ended September 30, 2004 and 2003
-----------------------------------------------------------------------

REVENUE.  As of September 30, 2004, there have been no revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses, consulting fees, licensing fees and depreciation of the equipment associated with the development and enhancement of our disease screening tool. Research development and other operating technical costs increased to approximately $112,000 in the three months ended September 30, 2004 from approximately $500 in the three months ended September 30, 2003. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel, general corporate activities, and the depreciation and amortization of office furniture and leasehold improvements. General and administrative costs, including professional fees, decreased to approximately $38,000 in the three months ended September 30, 2004 from $65,576 in the three months ended September 30, 2003. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) consists of interest and other income and expense. Other (expense) increased to $8,919 in the three months ended September 30, 2004 from $2,856 in the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of September 30, 2004 we have raised net proceeds of approximately $1,330,000.

Product development expenditures approximated $112,000 for the quarter ended September 30, 2004. Funds for operations, product development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. The Company's cash was $232 as of September 30, 2004.

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

ITEM 3.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's September 30, 2004 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were of limited effectiveness.

The Company was in the infancy stages of its business operations and had limited resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's periodic reports filed under the

Exchange Act is accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure.

In March 2004, the Company has hired an independent third party consultant to re-evaluate and revise its existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, the Company is re-evaluating, re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management's override of the controls. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Item 2. CHANGES IN SECURITIES - 285,000 shares of common stock were issued in the third quarter of 2004. This represents approximately $36,000 in value to 4 shareholders.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the third quarter of fiscal year 2004.

Item 5.  OTHER INFORMATION - none.

Item 6.  EXHIBITS

(a)      Exhibits

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1  Certification of Principal Executive and Accounting Officer pursuant to 18
      U.S.C.   section  1350,  as  adopted   pursuant  to  section  906  of  the
      Sarbanes-Oxley act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004

BIOMODA, INC. AND SUBSIDIARY

                                    BY:/s/John J. Cousins
                                      ------------------------------------------
                                    John J. Cousins
                                    President
                                    (Principal Executive and Accounting Officer)