Form 10KSB
period 2004-12-31
BIOMODA INC/NM
filed 2005-03-31
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004       Commission file No. 333-90738

                                  BIOMODA, INC.
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

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2004 is not determinable because the stock is not currently trading. The number of issuer's shares of Common Stock outstanding as of December 31, 2004 was 7,117,282.

Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                              ---   ---

TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants
Item 8A. Controls and procedures

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statements and Financial Statement Schedules, and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Advanced Optics Electronics, Inc. ("ADOT") replaced Biomoda's management team, affecting a change in control. ADOT also owns approximately 15.91% of Biomoda's outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. The ownership percentage currently held by the CEO and CFO of ADOT is 12.36%. On August 13, 2003, Biomoda formed Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company".

The Company's principal offices are located at 8301 Washington NE, Suite 6, Albuquerque, New Mexico 87113, and its telephone number is (505) 821-0875.

COMPANY OVERVIEW

The Company is a developmental stage company engaged in the business of developing biopharmaceutical technology to diagnose and treat human diseases. Its primary focus is on early cancer detection technology. To date, the Company has not received any revenue from the sale of any products. The Company currently licenses three patents in the U.S. On November 10, 1992, the Company licensed a patent for the detection of cancers of the lung. A second patent, dealing with treatment of cancers of the lung, was licensed on February 21, 1995. The third licensed patent, for the production of high specific activity Copper 67, was licensed by the Company on December 3,

2002. The Company has received Formal Notice of Allowance of a third patent, which deals with detecting pre-cancerous conditions in human tissue. This patent was internally developed. We also currently have patents in six other countries:
Australia, Brazil, Canada, Japan, Korea and Russia, and have filed a patent application with the European Patent Office, which includes the following countries: Austria, Belgium, Switzerland, Liechtenstein, Cyprus, Germany, Denmark, Spain, Finland, France, Great Britain, Greece, Ireland, Italy, Luxembourg, Monaco, Netherlands, Portugal, Sweden and Turkey.

The Company's  Research and  Development  facilities are located on Kirtland Air
Force Base in  Albuquerque,  New  Mexico.  R&D is housed in  approximately  2500 square feet that includes two state-of-the-art laboratories where primary research , assay validation and pre-clinical work is being conducted. For the expanded development phase no manufacturing facilities will be needed. For the production phase Biomoda plans to initially contract out production at comparable, competitive costs.

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

Our business plan is to focus on developing our proprietary, patented technology for the early detection of cancer cells and market in-vitro diagnostic kits. The market for our kits can be considered, in a general sense, the entire world population since this is a preliminary disease screening tool and the test is administered outside the body. Everyone would benefit from this screening test. More specifically, we are targeting high-risk and at-risk populations in countries with relatively developed medical care infrastructure systems. In addition to our diagnostic product concepts, we intend to develop and market therapeutic and cancer treatment products. The market for these products are people that have been diagnosed with lung cancer.

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

STRATEGY

Before marketing any of our products, the Company will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to the Company. During each investigative study and prior to its completion, the results of the investigations will remain "blinded" to ensure the integrity of the study. The Company will not know the results of any study, favorable or unfavorable to the Company, until after the study has been completed. Such data must be submitted to the Federal Drug Administration ("FDA") as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

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

The Company has licensed patents for certain product applications of porphyrin technology. Porphyrins are a class of organic chemicals that have defined basic ring structure, 20 carbons and 4 nitrogens, at the center. This tetrapyrrole nucleus ring structure can be modified in different ways. A particular modification of that nucleus is called Tetrakis Carboxy Phenyl Porphine ("TCPP"). TCPP is a porhyrin with unique properties. TCPP preferentially binds to cancer cells. Porphines are readily available, naturally occurring pigments that fluoresce red when exposed to certain wavelengths of lights. This allows the cancer cells to be identified because TCPP will fluoresce or glow under certain light conditions. Porphyrin technology includes the know-how to synthesize and use TCPP to detect and/or classify abnormal cells. The fact that our patents state that this compound has an affinity to bind with metabolically active cells and fluoresces to identify these cells, and that the compound has a metal binder for targeting these abnormal cells for treatment, and that certain limited data have indicated that the technology performs as stated in the patents, should not be construed as indicating that all issues have been resolved in the development of the products or that the results of such evaluations have indicated that no imperfections exist. Accordingly, the fact that the Company is planning to conduct clinical investigations of a product does not provide any assurances as to the final successful development of that product.

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

The US Patent Office issued its Formal Notice of Allowance for a the first Patent internally developed by the Company entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, and 20 Tetrakis (Carboxyphenyl) Porphine.

We also currently have patents in six other countries: Australia (670743), Brazil (PI 9106563-1), Canada (2085464), Japan (3,047,468), Korea (171393) and
Russia (2114430). The patents in these countries protect our rights under U.S. patents 5,162,231 and 5,391,547. These foreign patents all expire on June 17, 2011. We also have received a patent (EPO 533845 B1) from the European Patent Office to protect our rights under U.S. patents 5,162,231 and 5,391,547. The patent issued by the European Patent Office covers the following countries: Austria, Belgium, Germany, Denmark, France, Great Britain, Italy, Netherlands, Spain and Sweden. The costs of preparation, filing and prosecution as well as the maintenance of all resulting patents are the responsibility of the company and are covered under the License agreement.

SUPPLIERS

The Company has identified multiple suppliers for all key components of our lung cancer diagnostic assay. Discussions continue with these suppliers.

COMPETITION

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

The Company's development efforts are focused on perfecting the assay and kit design and their commercial implications. We anticipate this work to be substantially complete in the last quarter of 2005.

EMPLOYEES

As of December 31, 2004, the Company has 3 full-time employees and 1 part-time employee. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis. The President of Biomoda also serves as Vice President of Advanced Optics Electronics, Inc., a shareholder, and the Vice President of Biomoda is also the Chairman of the Board of Directors and Principal Executive Officer of Advanced Optics Electronics, Inc.

CONTRACTS

In the past 9 months, the Company has entered into numerous relationships in order to expedite and further perfect its patented and proprietary developments for regulatory approval, accelerated commercialization and market acceptance. Among these organizations with whom Biomoda is working: Esocor LLC, JR Associates, Majestic Sarl and D. Lescasse-Laurent, Triangulum Consulting Services, Inc., TriCore Reference Laboratories, and PhenoPath Laboratories, PLLC. The following is a brief description of some of these contracts:

TRICORE REFERENCE LABORATORIES

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

TRIANGULUM CONSULTING SERVICES, INC.

On January 26, 2004 the Company entered into a written contract with Triangulum Consulting Services, Inc. ("Triangulum") (www.trianguluminc.com) headquartered in Raleigh, NC to provide guidance with regulatory approvals and to accelerate "time to market" for Biomoda's patented products primarily involved with early detection and targeted treatment of specific cancers.

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

AVAILABLE INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of March 30, 2005. There is no ready market for these stocks at this time. The Company has applied for a trading symbol.

HOLDERS OF OUR COMMON STOCK

As of March 25, 2005 the Company estimates that there were approximately 62 shareholders.

Advanced Optics Electronics owns 1,132,285 shares of Biomoda, as of December 31, 2004, and this represented 15.91%. In addition, two officers of ADOT own shares of Biomoda in the following amounts: 490,000 shares of Biomoda, Inc. representing 6.88 % and 390,000 shares of Biomoda, Inc. representing 5.48 %.

No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of Biomoda Recent Sales of Unregistered Securities.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future

STOCK OPTION GRANTS

No Stock Options were granted in the year ended December 31, 2004.

EQUITY COMPENSATION PLANS
------------------------------------------------------------------------------------------------------------------
                                             EQUITY COMPENSATION PLANS
------------------------------------------------------------------------------------------------------------------
Plan Category           Number of             Weighted-Average Exercise    Remaining available for future issuance
                        Securities to be      Price of outstanding         under equity compensation plans
                        issued upon           Options, Warrants and        (excluding securities reflected in
                        exercise of           Rights  ($)                  column (A))  (#)
                        outstanding
                        Options, Warrants
                        and Rights (#)
------------------------------------------------------------------------------------------------------------------
Equity Compensation              0                       --                                --
Plans approved by
security holders
------------------------------------------------------------------------------------------------------------------
Equity Compensation      1,405,000                    $0.21                               N/A
Plans not approved by
security holders
------------------------------------------------------------------------------------------------------------------
Total                    1,405,000                   $ 0.21                                --
------------------------------------------------------------------------------------------------------------------

PENNY STOCK

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with net assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held.

EQUITY COMPENSATION PLANS

Currently there is no Equity Compensation Plan.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the company has funded operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc. As of December 31, 2004 we have raised net proceeds of approximately $2,175,199.

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended. Interest expense related to such a line of credit for the period ended December 31, 2004 and for the period from inception through December 31, 2004 was approximately $33,000, and $40,000, respectively.

Advanced Optics Electronics and its officers own a majority position with relation to Biomoda's outstanding stock. Because of this, both companies account for the relationship as an equity investment. Neither company consolidates financial statements for the purpose of financial or tax filings.

General - Overall, the Company had negative cash flows of $3,387 for the year ended December 31, 2004 resulting from $550,929 used in the Company's operating activities, $77,922 used in the Company's investing activities and $625,464 of cash provided by financing activities.

Cash Flows from Operating Activities - Net cash used in operating activities of $550,929 for the year ended December 31, 2004 was primarily due to $708,380 in operating expenses, of which $106,139 is General and Administrative, $436,899 is Research and Development and $134,218 is professional fees.

Cash Flows from Investing Activities - Net cash used in investing activities of $77,922 for the year ended December 31, 2004 was primarily due to payments for patents and intangibles.

Cash Flows from Financing Activities - Net cash provided by financing activities of $625,464 for the year ended December 31, 2004 was due to the proceeds from a line of credit from an affiliated entity.

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

RESULTS OF CONTINUING OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003

REVENUE

The Company has recorded no operating revenue from its inception through December 31, 2004.

ASSETS AND LIABILITIES

Assets increased by $59,187 from $166,184 as of December 31, 2003 to $225,371 as of December 31, 2004. The increase was due primarily to an increase in capitalized patents of approximately $50,000. Liabilities increased by $740,132 from $601,532 as of December 31, 2003 to $1,341,664 as of December 31, 2004
primarily because of the addition of the line of credit of $975,165.

PRODUCT DEVELOPMENT

Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research development and technical costs increased to $436,899 in 2004 from $49,879 in 2003. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

OPERATING EXPENSES

Operating expenses increased by $406,047 or 134% to $708,380 during the year ended December 31, 2004 compared to $302,333 for the year ended December 31, 2003. This was due to $127,000 in increased payroll and taxes, a $98,000 increase in professional fees and a $181,000 increase in non-payroll administrative and research and development costs.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs decreased to $106,139 in 2004 from $182,434 in 2003 due to decreases in salary expense. We expect general and administrative costs to increase in the future as our business matures and develops.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest and other income and expense. Interest expense increased to $62,185 in 2004 from $33,621 in 2003.

NET LOSS

The Company had a net loss of $758,945 or $.11 loss per share, and $311,233 or $.05 loss per share, for the years ended December 31, 2004 and 2003, respectively.

STOCKHOLDERS' DEFICIT

Stockholders' deficit increased by $680,945 from $435,348 as of December 31, 2003 to $1,116,293 as of December 31, 2004. The increase was primarily attributable to a net operating loss for the year.

GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2004, the Company had accumulated deficit of approximately $2,476,000 and a working capital deficit of approximately $1,337,000. In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to the Company's ability to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

OFF BALANCE SHEET ARRANGEMENTS

There are no off balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MD&A. The SEC indicated that a 'critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

ESTIMATES

Critical estimates made by management are, among others, estimates for current and deferred taxes, recoverability of intangible assets, collectibility of contract receivable, estimation of costs for long-term contracts, allowance for loss on contracts, value of patents and other intangibles, and the valuation of other assets. Actual results could materially differ from those estimates.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $437,000, $50,000 and $1,421,000 of research and development expenses for the years ended December 31, 2004, 2003 and for the period from Inception through December 31, 2004, respectively.

LONG LIVED ASSETS

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the reports thereon of independent registered public accounting firms included elsewhere in this report, are incorporated by reference in answer to this Item 7.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On January 13, 2005, the Company issued a report on form 8-K/A announcing its dismissal of Squar, Milner, Reehl & Williamson, LLP and retaining Singer Lewack Greenbaum & Goldstein, LLP as its auditor.

In a Current Report on Form 8-K filed on March 4, 2005, we dismissed our former auditor, Singer, Lewak, Greenbaum & Goldstein LLP. On March 4, 2005, we engaged Malone & Bailey, PC as our new auditor. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. John Cousins, the Company's President. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were of limited effectiveness.

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

During the year ended December 31, 2004, the Company has hired an independent third party consultant to re-evaluate and revise its existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, the Company is re-evaluating and re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures. These policies and procedures will be in place in 2005.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2004, concerning the Company's directors and executive officers:

Name               Age  Position                                 Since
--------------------------------------------------------------------------------
John J. Cousins    49   President, Treasurer, Director, Chief    April 2002
                        Financial Officer and Controller
Herb Whitaker      62   Executive Vice President                 December 2003
Leslie S. Robins   68   Vice President, Secretary                April 2002
                        Director                                 April 1999
Jeffrey L Garwin   55   Director                                 May 1993
Lewis White        50   Control Person Owning 13.29%

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

HERBERT L. WHITAKER, EXECUTIVE VICE PRESIDENT. Mr. Whitaker has thirty-five years experience, with twenty-five of those years in the medical products industry. He started as a chemical engineer and progressed to his role as business executive. He holds a PhD from Virginia Polytechnic Institute; has worked for large corporations such as General Electric and Johnson & Johnson; and has been an independent consultant. He was President & CEO for Lovelace Scientific Resources, a site management organization for clinical trials.

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

LEWIS WHITE, CONTROL PERSON OWNING 13.29% OF THE COMPANY. Mr. White is a member of the Board of Directors of Standard Alcohol Company of America. He is also an advisor to the management of Standard Alcohol Company of America. Standard Alcohol Company of America is a gas to liquids technology company. Mr. White is also an active investor in four other technology oriented start-up companies, each displaying a market ready product. His credentials are in real estate development for the past twenty years.

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

CODE OF ETHICS

For the year ended December 31, 2004, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2004.

AUDIT COMMITTEE

Currently the Board of Directors acts as the audit committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are requited by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

ITEM 10.   EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 2002, 2003 and 2004:

SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
Name and                                                                         Long-Term
Principal Position       Year                 Annual Compensation             Compensation Awards
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Restricted    Securities
                                Salary ($)  Bonus ($)     Other Annual         Stock      Underlying      LTIP        All Other
                                                         Compensation ($)   Award(s) ($)  Options (#)  Payouts ($)  Compensation ($)
------------------------------------------------------------------------------------------------------------------------------------
John Cousins, President,
Director (4)
------------------------------------------------------------------------------------------------------------------------------------
                         2004         --       --              --               --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
                         2003         --       --              --               --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
                         2002         --       --              --               --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
Leslie S. Robins, VP &
Director (4)
------------------------------------------------------------------------------------------------------------------------------------
                         2004         --       --              --               --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
                         2003         --       --              --               --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
                         2002         --       --         $ 5,000(1)            --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
Herbert L. Whitaker,
Exec. VP
------------------------------------------------------------------------------------------------------------------------------------
                         2004   $108,958                  $ 1,050
------------------------------------------------------------------------------------------------------------------------------------
                         2003   $ 12,500       --         $14,933               --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
Jeff Garwin, Director
------------------------------------------------------------------------------------------------------------------------------------
                         2004         --       --         $ 1,500(3)            --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
                         2003         --       --         $ 3,000(1)            --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------
                         2002         --       --              --               --            --            --              --
------------------------------------------------------------------------------------------------------------------------------------

1)    Directors fees

2) There is a two year employment agreement with Herb Whitaker that commenced December 1, 2003.

3)    Consulting Fee

4) John Cousins and Leslie Robins compensation has been paid by Advanced Optics Electronics, Inc.

OPTION GRANTS IN FISCAL YEAR 2004
---------------------------------------------------------------------------------------------------------
Name                    Number of             % of Total Options   Exercise Price        Expiration Date
                        Securities            Granted to           ($/Share)
                        Underlying Options    Employees in
                        and Warrants          Fiscal Year(1)
---------------------------------------------------------------------------------------------------------
Herb L. Whitaker          75,000                  100 %                TBD**               12/1/13
---------------------------------------------------------------------------------------------------------

** Exercise Price to be determined as the closing price 30 days post IPO.

LONG-TERM INCENTIVE PLANS

As of December 31, 2004 there is no long-term incentive plan.
                                       21

DIRECTOR COMPENSATION

A Non-employee director of the Company received in 2004 a $1,500 annual retainer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2004, there were 7,117,282 shares of common stock issued and outstanding.

----------------------------------------------------------------------------------------------------------------------
                                                            Nature of       Amount of
                                                            Beneficial      Beneficial                         Percent
   Title of Class              Name and Address             Ownership       Ownership         Amount Paid     of Class
----------------------------------------------------------------------------------------------------------------------
    Common Stock               Jeffrey Garwin *              Direct           425,000          $    550           5.97%
   (no par value)         8301 Washington NE, Ste 5
                        Albuquerque, New Mexico, 87113
----------------------------------------------------------------------------------------------------------------------
    Common Stock                 June Garwin                 Direct           425,000          $    550           5.97%
   (no par value)         8301 Washington NE, Ste 5
                        Albuquerque, New Mexico, 87113
----------------------------------------------------------------------------------------------------------------------
    Common Stock         John Cousins (Director/ Exec        Direct           490,000          $ 73,500           6.88%
   (no par value)                 Officer) *
                          8301 Washington NE, Ste 5
                        Albuquerque, New Mexico, 87113
----------------------------------------------------------------------------------------------------------------------
    Common Stock        Leslie Robins (Director/ Exec        Direct           390,000          $ 58,500           5.48%
   (no par value)                 Officer) *
                          8301 Washington NE, Ste 5
                        Albuquerque, New Mexico, 87113
----------------------------------------------------------------------------------------------------------------------
    Common Stock                Irving Weiman                Direct           850,000          $    100          11.94%
   (no par value)         8301 Washington NE, Ste 5
                        Albuquerque, New Mexico, 87113
----------------------------------------------------------------------------------------------------------------------
    Common Stock                 Lewis White                 Direct           946,000          $246,508          13.29%
       (no par            8301 Washington NE, Ste 5
       value)           Albuquerque, New Mexico, 87113
----------------------------------------------------------------------------------------------------------------------
    Common Stock               Advanced Optics               Direct          1,132,285         $354,915          15.91%
   (no par value)         8301 Washington NE, Ste 5
                        Albuquerque, New Mexico, 87113
----------------------------------------------------------------------------------------------------------------------
    Common Stock       All Directors and Officers as a       Direct          1,405,000         $147,550          18.34%
   (no par value)                   group
----------------------------------------------------------------------------------------------------------------------

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

STOCK OPTIONS
---------------------------------------------------------------------------------------------------------------
                                                                   Percent of
                                                                    Options
 Date                     Name            Options Outstanding     Outstanding        Price           Expiration
---------------------------------------------------------------------------------------------------------------
1/15/99         Dr. Jeff Garwin                         50,000           3.56%       $0.500            5/31/09
---------------------------------------------------------------------------------------------------------------
5/28/99         Gregory Stuk                            50,000           3.56%       $0.500            3/31/05
---------------------------------------------------------------------------------------------------------------
12/1/03         Herbert Whitaker                        75,000           5.34%        TBD**            12/1/13
---------------------------------------------------------------------------------------------------------------
1/15/99         Ari Ma'ayan                            150,000          10.68%       $0.500            4/30/09
---------------------------------------------------------------------------------------------------------------
3/17/00         Ari Ma'ayan                            230,000          16.37%       $0.150            3/22/10
---------------------------------------------------------------------------------------------------------------
3/17/00         Dr. Jeff Garwin                        850,000          60.50%       $0.150            3/16/10
---------------------------------------------------------------------------------------------------------------
                                                     1,405,000            100%
---------------------------------------------------------------------------------------------------------------

** Exercise Price to be determined as the closing price 30 days post IPO.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("ADOT") with an annual interest rate of 5%. On May 1, 2003 the Agreement was extended as an "on demand" line of credit with an annual interest rate of 5%. Interest expense related to such a line of credit for the years ended December 31, 2004, 2003 and for the period from Inception through December 31, 2004 was approximately $33,245, $6,907 and $40,157, respectively. The outstanding balance on this line of credit as of December 31, 2004 was $928,712.

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

Leslie Robins is CEO of ADOT and Vice President of Biomoda. John Cousins is Vice President of Finance of ADOT and President of Biomoda.

As of December 31, 2004, the Company had advances of approximately $135,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum and are due on demand.

Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2005. On December 31, 2004, one of the stockholders agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which is included in gain on forgiveness of debt in the accompanying statements of operations. In addition, he also agreed to waive his right to any future interest. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2004 and 2003 and for the period from Inception through December 31, 2004 was approximately $12,000, $27,000 and $123,000, respectively.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Indexes to financial statements appear after the signature page to this Form 10-KSB.

----------------------------------------------------------------------------------------------------------------
EXHIBITS
----------------------------------------------------------------------------------------------------------------
3.1          Articles of Incorporation                                    Incorporated by reference to Exhibit
                                                                          1 on Form SB-2 filed 6/18/02
----------------------------------------------------------------------------------------------------------------
3.2          By-Laws                                                      Incorporated by reference to Exhibit
                                                                          2 on Form SB-2 filed 6/18/02
----------------------------------------------------------------------------------------------------------------
16.1         Prior Accountants letter, Hinkle & Landers, PC               Incorporated by reference to Exhibit
                                                                          16.1 on Form 8-K filed November 12,
                                                                          2003.
----------------------------------------------------------------------------------------------------------------
16.2         Prior Accountants letter, Squar Milner, Reehl & Williamson,  Incorporated by reference to Exhibit
             LLP                                                          16.1 on Form 8-K/A filed January 13,
                                                                          2005.
----------------------------------------------------------------------------------------------------------------
16.3         Prior Accountants letter, Singer, Lewak, Greenbaum &         Incorporated by reference to Exhibit
             Goldstein, LLP                                               16.1 on Form 8-K/A filed February
                                                                          25, 2005.
----------------------------------------------------------------------------------------------------------------
23.1         Consent of Malone & Bailey, PC                               Filed Herewith
----------------------------------------------------------------------------------------------------------------
23.2         Consent of Squar, Milner, Reehl and Williamson, LLP          Filed Herewith
----------------------------------------------------------------------------------------------------------------
31           Certification Pursuant To 18 U.S.C. Section 1350 As Adopted  Filed Herewith
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of  2002
----------------------------------------------------------------------------------------------------------------
32           Certification Pursuant To 18 U.S.C. Section 1350 As Adopted  Filed Herewith
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of  2002
----------------------------------------------------------------------------------------------------------------

REPORTS ON FORM 8-K

On January 13, 2005, the Company issued a report on form 8-K/A announcing its dismissal of Squar, Milner, Reehl & Williamson, LLP and retaining Singer Lewack Greenbaum & Goldstein, LLP as its auditor. On March 4, 2005 and March 9, 2005, the Company filed reports on Forms 8-K and 8-K/A relating to its change of accountants from Singer Lewak Greenbaum & Goldstein, LLP to Malone & Bailey, PC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were $40,000 and $38,400 respectively.

AUDIT-RELATED FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were approximately $2,600 and $2,100 for the fiscal years ended December 31, 2003 and 2004.

ALL OTHER FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    March 31, 2005

BIOMODA, INC. AND SUBSIDIARY

                                BY: /s/ JOHN J. COUSINS
                                    --------------------------------------------
                                    John J. Cousins
                                    President
                                    (Principal Executive and Accounting Officer)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Biomoda, Inc.
  (A Development Stage Company)
  Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Biomoda, Inc. (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended and the period from January 3, 1990 (inception) to December 31, 2004. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2003 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2003 include total revenues and net loss of $23 and $1,717,544, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the reports of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company which experienced significant losses since inception with no significant revenues. Also discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 16, 2005

            REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
BioModa, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of BioModa, Inc., a New Mexico corporation (the "Company"), for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BioModa, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.


/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
February 27, 2004

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                    ASSETS

Current Assets
        Cash                                                $     1,360
        Prepaid expenses                                          3,241
                                                            -----------
        Total Current Assets                                      4,601

Intangibles, net of accumulated
  amortization of $55,793                                       206,577
Property and Equipment, net of accumulated
  depreciation of $1,851                                         14,193
                                                            -----------

                                                            $   225,371
                                                            ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable and accrued liabilities                231,511
        Advances from stockholders                              134,988
        Line of credit from an affiliated entity                975,165
                                                            -----------
        Total Current Liabilities                             1,341,664

Commitments and Contingencies                                        --

Stockholders' Deficit
        Class A redeemable preferred stock; no par value             --
          2,000,000 shares authorized; cumulative and
          convertible; liquidation and redemption values
          of $1.50 and $1.80 per share; no shares issued
          and outstanding
        Undesignated preferred stock; 2,000,000 shares               --
          authorized; no shares issued and outstanding
        Common stock, no par value, 100,000,000 shares
          authorized; 7,117,282 issued and outstanding        1,360,196
        Deficit accumulated during development stage         (2,476,489)
                                                            -----------

        Total Stockholders' Deficit                          (1,116,293)
                                                            -----------

                                                            $   225,371
                                                            ===========

See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND FOR THE PERIOD
              FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2004

                                                                           January 3, 1990
                                                                             (Inception)
                                                                           to December 31,
                                                   2004           2003          2004
                                               -----------    -----------    -----------
Revenue                                        $        --    $        --    $        23
                                               -----------    -----------    -----------
Operating expenses
Professional fees                                  134,218         36,163        433,139
General and administrative                         106,139        182,434        332,927
Licensing fees                                      15,776         22,200         88,793
Research and development                           436,899         49,879      1,420,700
Depreciation and amortization                       15,348         11,657         60,758
                                               -----------    -----------    -----------

Total Operating Expenses                           667,550        302,333      2,336,317
                                               -----------    -----------    -----------

Loss from operations                              (708,380)      (302,333)    (2,336,294)
Other Income (Expenses)
Gain on forgivness of debt                          12,250         24,721         36,971
Interest income                                         --             --          3,870
Interest expense                                   (62,815)       (33,621)      (181,036)
Foreign currency transaction loss                       --             --             --
                                               -----------    -----------    -----------

Total Other Expenses                               (50,565)        (8,900)      (140,195)
                                               -----------    -----------    -----------

Loss Before Provision For Income Taxes            (758,945)      (311,233)    (2,476,489)
Provision for income taxes                              --             --             --
                                               -----------    -----------    -----------
Net Loss and Losses Accumulated
During Development Stage                       $  (758,945)   $  (311,233)   $(2,476,489)
                                               ===========    ===========    ===========
Basic and diluted weighted average number of
    common shares outstanding                    6,928,151      6,228,060
                                               ===========    ===========
Basic and diluted loss per common share        $     (0.11)   $     (0.05)
                                               ===========    ===========

See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
      FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2004

                                                               Common Stock
                                                        -------------------------                                    Total
                                                                                    Additional                    Stockholders'
                                                                                     Paid in       (Accumulated     (Deficit)
                                                          Shares        Amount       Capital         Deficit)        Equity
                                                        -----------   -----------   -----------    -----------    -----------
INCEPTION                                                        --   $        --                  $        --    $        --
Issuance of Common Stock, June 26, 1991                   2,997,000        18,433   $        --                        18,433
Cumulative Net Loss for the period from January 3, 1990          --
        (date of inception) to December 31,1996
                                                                                                       (60,010)       (60,010)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996                                2,997,000        18,433            --        (60,010)       (41,577)

Issuance of Common Stock Warrants on December 31, 1997           --            --            --                            --
       (100,952 warrants at exercise price of $.20)
Net loss                                                                                               (32,914)       (32,914)
                                                                                                   -----------    -----------
BALANCE, DECEMBER 31, 1997                                2,997,000        18,433            --        (92,924)       (74,491)

Issuance of Common Stock, January 20, 1998                   59,940        10,000            --                        10,000
Exercise of Common Stock Warrants on March 17, 1998         100,952        20,190            --                        20,190
Issuance of Common Stock, April 15, 1998, net of stock      631,578       276,350            --                       276,350
issuance costs
Issuance of Common Stock Options, April 15, 1998                           23,650            --                        23,650
Exercise of Common Stock Options, November 2, 1998           62,237        23,670            --                        23,670
Net loss                                                                                              (295,948)      (295,948)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998                                3,851,707       372,293            --       (388,872)       (16,579)
Issuance of Common Stock, January 30, 1999                  180,000        87,300            --                        87,300
Issuance of Common Stock, for the month of March, 1999      310,000       150,300            --                       150,300
Issuance of Common Stock, May 29, 1999                       51,546        25,000            --                        25,000
Issuance of Common Stock, June 2, 1999                       95,092        50,000            --                        50,000
Issuance of Common Stock, September 30, 1999                 51,546        25,000            --                        25,000
Issuance of Common Stock, December 29, 1999                  92,005        50,143            --                        50,143
Net loss                                                                                              (303,956)      (303,956)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                                4,631,896       760,036            --       (692,828)        67,208

Exercise of Common Stock Options, February 24, 2000         166,535        80,770            --                        80,770
Issuance of Common Stock, May 12, 2000                      253,609        56,000            --                        56,000
Exercise of Common Stock Options, June 8, 2000               62,497        30,312            --                        30,312
Issuance of Common Stock, for the month of
     September, 2000                                         96,745        21,086            --                       21,086
Exercise of Common Stock Options, November 3, 2000           66,000         7,491            --                         7,491
Issuance of Common Stock for Services, December 8, 2000      40,000        19,400            --                        19,400
Net loss                                                                                              (257,139)      (257,139)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                                5,317,282       975,095            --       (949,967)        25,128

Issuance of Common Stock for Services, January 25, 2001       5,000         2,425            --                         2,425
Issuance of Common Stock, January 31, 2001                  160,000        24,000            --                        24,000
Issuance of Common Stock for Services, April 6, 2001         15,000         7,276            --                         7,276
Issuance of Common Stock, for the month of April, 2001      120,000        58,200            --                        58,200
Issuance of Common Stock, June 28, 2001                      20,000         9,700            --                         9,700
Issuance of Common Stock, for the month of August, 2001     110,000        53,500            --                        53,500
Issuance of Common Stock, November 7, 2001                   10,000         5,000            --                         5,000
Net loss                                                                                              (372,655)      (372,655)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001                                5,757,282     1,135,196            --     (1,322,622)      (187,426)
Net loss                                                                                               (83,689)       (83,689)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002                                5,757,282     1,135,196            --     (1,406,311)      (271,115)

Exercise of stock options, July 11, 2003                    980,000       147,000       147,000
Net loss                                                                                              (311,233)      (311,233)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003                                6,737,282     1,282,196            --     (1,717,544)      (435,348)

Issuance of Common Stock for Service, February 9, 2004       35,000         5,250            --                         5,250
Exercise of Common stock Options, February 9, 2004           60,000        30,000            --                        30,000
Issuance of Common Stock for Services, August 5, 2004        85,000        12,750                                      12,750
Exercise of Common stock Options, September 27, 2004        200,000        30,000                                      30,000
Net loss, December 31, 2004                                                                           (758,945)      (758,945)
                                                        -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2004                                7,117,282   $ 1,360,196   $        --    $(2,476,489)   $(1,116,293)
                                                        -----------   -----------   -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                         January 3, 1990
                                                           Year Ended               Year Ended           (Inception) to
                                                        December 31, 2004        December 31, 2003      December 31, 2004
                                                        ------------------       -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (758,945)             $  (311,233)             $(2,404,031)
Adjustments to reconcile net loss to
     net cash used in operating activities:
Stock options expense                                             --                  147,000                  147,000
Issuance of common stock for services                          5,250                       --                   17,500
Issuance of common stock for bonuses to employees             12,750                       --                   10,710
Loss on sale of assets                                            --                       --                      358
Foreign currency transactions                                     --                       --                    3,247
Non-cash loss on debt settlement                               4,893                       --                       --
Deprecation and amortization                                  15,347                   11,658                   60,759
Changes in operating assets and liabilities:
Accounts receivable                                               --                       --                   (4,425)
Other Assets                                                      --                    1,184                   (4,548)
Accounts payable and accrued liabilities                     169,776                  (88,907)                 269,860
Advances from stockholders                                        --                    9,564                   15,700
                                                         -----------              -----------              -----------
Net cash flows used in operating activities                 (550,929)                (230,734)              (1,887,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           (14,180)                  (1,867)                 (24,177)
Sale of property and equipment                                    --                       --                    1,139
Organizational costs                                              --                       --                     (560)
Patent, trademark and license fee                            (63,742)                 (40,830)                (262,371)
                                                         -----------              -----------              -----------
Net cash flows used in investing activities                  (77,922)                 (42,697)                (285,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances                              --                       --                   86,014
Proceeds from line of credit from an affiliated entity       625,464                  278,023                1,005,089
Issuance of common stock for cash                                 --                       --                1,084,096
                                                         -----------              -----------              -----------
Net cash flows provided by financing activities              625,464                  278,023                2,175,199
Net (decrease) increase in cash                               (3,387)                   4,592                    1,360
Cash, beginning of period                                      4,747                      155                       --
                                                         -----------              -----------              -----------
Cash, end of period                                      $     1,360              $     4,747              $     1,360
                                                         ===========              ===========              ===========
Supplemental disclosure of cash flow information:
Cash paid for :
      Interest                                           $        --              $        --              $        --
                                                         ===========              ===========              ===========
      Income Taxes                                       $        --              $        --              $        --
                                                         ===========              ===========              ===========

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the periods ended December 31, 2004 and 2003, and for the period from January 3, 1990 (Inception) through December 31, 2004.

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

1.  ORGANIZATION

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

The Company's primary focus is on early cancer detection technology. The Company's novel cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. The Company obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, the Company filed a new U.S. provisional patent application defining the ability of the Company's version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. The Company began the commercialization process by trademarking the technology as CyPath. Management expects to continue assay valuation work and register its product with the FDA in 2005.

On May 11, 2004, the Company's board of directors approved an increase in the number of shares of common stock authorized from 15,000,000 to 100,000,000. Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of March 31, 2005.

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2004, the Company had an accumulated deficit of approximately $2,476,000 and a working capital deficit of approximately $1,337,000.

--------------------------------------------------------------------------------
F-7

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

1.  ORGANIZATION (continued)

DEVELOPMENT STAGE AND GOING CONCERN (continued)

In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to the Company's ability to continue as a going concern.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of the Company's common stock offered in its Registration Statement. ADOT will continue to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations (See Note 6).

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------
F-8

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

USE OF ESTIMATES (continued)

Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred income tax asset valuation allowances. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------
F-9

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

RISKS AND UNCERTAINTIES (continued)

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

--------------------------------------------------------------------------------
F-10

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash. The Company places its cash with high credit quality institutions.

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. As of December 31, 2004, no such balances were in excess of the FDIC limit.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of December 31, 2004, due to their short-term nature.

The fair value of related party transactions are not determinable due to their related-party nature.

PROPERTY AND EQUIPMENT

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

--------------------------------------------------------------------------------
F-11

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS

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

GOODWILL AND INTANGIBLE ASSETS

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

--------------------------------------------------------------------------------
F-12

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PATENTS

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method. See Note 3 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

ADVERTISING

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended December 31, 2004 and 2003 and for the period from Inception to December 31, 2004 were immaterial to the consolidated financial statements, and are included in selling, general and administrative expenses in the accompanying statement of operations.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $437,000, $50,000 and $565,000 of research and development expenses for the years ended December 31, 2004 and 2003 and for the period from Inception through December 31, 2004.

INCOME TAXES

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

--------------------------------------------------------------------------------
F-13

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, "REPORTING COMPREHENSIVE INCOME". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized. Through December 31, 2004 the Company had no items of comprehensive income.

STOCK BASED COMPENSATION

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

--------------------------------------------------------------------------------
F-14

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

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

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company during the calendar year 2006.

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

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plans.

                                                        2004             2003
                                                     ---------        ---------
Net income (loss), as reported                       $(758,945)       $(311,233)
Stock based compensation, net of tax                        --               --
                                                     ---------        ---------
Net income (loss), pro forma                         $(758,945)       $(311,233)
                                                     =========        =========

--------------------------------------------------------------------------------
F-15

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

No options that can be valued were issued in the year ended December 31, 2004. In 2003, options to purchase 75,000 shares at a yet to be determined price were granted to an employee. The effects of applying SFAS No. 123 in the pro forma disclosure are not likely to be a representation of the pro forma effect on reported net income (loss) for future years. See Note 7 for additional disclosures related to the Company's common stock plans.

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "EARNINGS PER SHARE". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares as of December 31, 2004 or 2003. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

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

--------------------------------------------------------------------------------
F-16

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the December 31, 2003 consolidated financial statements have been reclassified to conform to the December 31, 2004 presentation.

3. PATENTS

The Company has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, the Company will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. The Company has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2004. The Company also pays an annual fee in the amount of $15,000 to renew such license agreement. As of December 31, 2004, the company was in full compliance with the provisions of this agreement.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2004:

Trade accounts payable                              $   70,390
Accrued expense and contingency                        137,922
Accrued taxes payable                                   23,199
                                                    ----------
                                                    $  231,511
                                                    ==========

--------------------------------------------------------------------------------
F-17

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

5.  ADVANCES FROM STOCKHOLDERS

As of December 31, 2004, the Company had advances and accrued interest of approximately $135,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. On December 31, 2003, one of the stockholders agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which represents the gain on forgiveness of debt in the accompanying statements of operations. In 2004, he accepted 200,000 shares of common stock as repayment of the remaining balance. Interest expense related to such advances for the years ended December 31, 2004 and 2003 and for the period from Inception through December 31, 2004 were approximately $12,000, $27,000 and $123,000, respectively.

6.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. As of December 31, 2004, the Company had a balance of approximately $975,000 on this line of credit. Interest expense related to such a line of credit for the years ended December 31, 2004, 2003 and for the period from Inception through December 31, 2004 was approximately $27,000, $7,000 and $34,000, respectively.

7. EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, the Company authorized the issuance of 4,000,000 shares of preferred stock. The Company designated 2,000,000 shares as the series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of the Company. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2004, the Company has not issued any preferred shares.

--------------------------------------------------------------------------------
F-18

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK

During 2004, the Company authorized an increase in the number of authorized shares of common stock from 15,000,000 to 100,000,000.

On August 5, 2004 the Company issued 85,000 shares of restricted common stock to three of its employees for bonuses at approximately $12,750 (estimated by management to be the fair value at the date of grant).

OPTIONS

On July 11, 2003, the two officers exercised their options for 980,000 shares of the Company's common stock at an exercise price of $0.15 per share in lieu of deferred salary in the amount of $147,000. In December 2003, the Company granted options to purchase 75,000 shares of common stock to an employee. Such options will ultimately vest over four years, 10% at the end of six months and an additional 15% at the end of the first year, thereafter vesting 25% per year on a monthly basis. Such stock options expire ten years from the date of grant.

On September 29, 2004 one of the stockholders of the Company exercised stock options to purchase 200,000 shares of common stock at a price of $0.15 per share. Advances payable to that stockholder as of that date in the amount of approximately $25,000 were applied against the exercise price of such options. The Company recorded the difference of approximately $5,000 as loss on settlement of debt in 2004.

                                                                WEIGHTED-AVERAGE
                                             NUMBER OF SHARES    EXERCISE PRICE
                                             ----------------------------------
Options outstanding and exercisable at         2,630,000            $   0.19
       December 31, 2002
             Granted                              75,000                 --
             Exercised
                                                (980,000)           $   0.15
                                               ---------
                                               1,725,000            $   0.23
Options outstanding and exercisable at
       December 31, 2003
                                               =========
            Expired                              (60,000)           $   0.50
            Exercised                           (260,000)           $   0.50
                                               ---------
Options outstanding and exercisable at
         December 31, 2004                     1,405,000            $   0.20
                                               =========

--------------------------------------------------------------------------------
F-19

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

The number of outstanding and exercisable options as of December 31, 2004 is provided below:

                                           OUTSTANDING AND EXERCISABLE
                           ------------------------------------------------------------
                                              WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   NUMBER OF SHARES    EXERCISE PRICE   REMAINING LIFE (YEARS)
---------------------------------------------------------------------------------------
       $0.15                      1,080,000        $0.15                 5.21
       $0.50                        250,000        $0.50                 3.53
                           ----------------
    undetermined                     75,000         n/a                  8.93
                           ----------------
                                  1,405,000
                           ================

8.  OTHER RELATED PARTY TRANSACTION

On May 1, 2002, the Company entered into an agreement with ADOT to sublease office space for $300 a month. The lease is on a month-to-month basis and the Company is to abide with all relevant covenants of the master lease.

On December 1, 2003, the Company entered into an agreement with ADOT to lease certain lab equipment for $500 a month.

9. INCOME TAXES

The components of the provision (benefit) for income taxes consists of the following for the years ended December 31:

                              2004        2003
                           ---------------------
Current:
     Federal               $     --      $    --
     State                       --           --
                           ---------------------
     Total Current               --           --
Deferred:
      Federal                    --           --
     State                       --           --
                           ---------------------
     Total Deferred        $     --      $    --
                           =====================

--------------------------------------------------------------------------------
F-20

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

For the years ended December 31, 2004 and 2003, and the period from Inception through December 31, 2004, the Company had no significant current or deferred net income tax expense. The Company has recorded a 100% on all deferred tax assets.

The net deferred income tax asset (liability) consists of the following at December 31, 2004:

Net Operating Losses                 $   783,225
Valuation allowance                     (783,225)
                                     -----------
                                              --
Deferred income tax liabilities               --
                                     -----------
                                     $        --
                                     ===========

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax asset as of December 31, 2004 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax asset. The allowance for deferred tax assets increased by approximately $96,000 during 2004.

As of December 31, 2004, the Company had various federal and state net operating loss carry forward of approximately $2,304,000 that have initial carry forward periods between five and twenty years.

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

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision (benefit) for income taxes is as follows:

                                                        2004             2003
                                                     ---------        ---------
U.S. Federal Statutory tax at 34%                    $(244,159)       $(105,820)
State Taxes, net of federal benefit                    (43,087)         (18,674)
         Valuation Allowance                           287,246          124,494
                                                     ---------        ---------
Provision (benefit) for income taxes                 $      --        $      --
                                                     =========        =========

--------------------------------------------------------------------------------
F-21

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

10.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the periods ended December 31:

                                                               2004           2003
                                                           -----------    -----------
Numerator for basic and diluted loss per
         common share:
     Net loss charged to common stockholders               $  (783,945)   $  (311,233)
Denominator for basic and diluted loss per common share:

     Weighted average number of shares                       6,928,151      6,228,060
                                                           -----------    -----------
Basic and diluted loss per common share                    $     (0.11)   $     (0.05)
                                                           ===========    ===========

The Company reported a net loss for the years ended December 31, 2004 and 2003. As a result, 1,725,000 and 1,650,000 shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such stock options would be antidilutive.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On November 10, 2003, the Company entered into a one-year lease agreement, with one year renewal options, to lease a laboratory facility comprised of two labs and four offices. A one year renewal was executed on November 10, 2004. The monthly rental payment is in the amount of approximately $2,500.

Total rent expense for the years ended December 31, 2004 and 2003 and for the period from inception through December 31, 2004 was approximately $45,400, $9,400 and $79,000, respectively.

LEGAL MATTERS

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

--------------------------------------------------------------------------------
F-22