Form 10QSB
period 2005-03-31
BIOMODA INC/NM
filed 2005-05-16
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2005


                          Commission file No.333-90738
                                             ---------


                                  Biomoda, Inc.
           (Name of small business issuer as specified in its charter)


                New Mexico                            85-0392345
           (State of incorporation)        (IRS Employer Identification No.)

           8301 Washington NE, Suite 6, Albuquerque, New Mexico 87113 (Address of principal executive offices including zip code)

                Issuer's telephone number:                   (505) 821-0875

          Check whether the issuer (1) filed all reports required to be filed by
          Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
          past 90 days. Yes X      No
                           ----       ----

          The number of issuer's shares of Common Stock outstanding as of May 10, 2005 was 7,117,282.

          Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                        --    --

                                TABLE OF CONTENTS

PART I. Financial Information

   Item 1. Consolidated Financial Statements..........................F-1 to F-6

   Item 2. Management's Discussion and Analysis or Plan of Operation...........4

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

   Item 6. Exhibits...........................................................10

Signatures

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

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS


                        BIOMODA, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                 UNAUDITED

                                   ASSETS
Current Assets
        Cash                                                                580
        Prepaid expenses                                                  3,241
                                                                  -------------
        Total Current Assets                                              3,821

Patents, net of accumulated amortization of $59,386                     233,759

Property and Equipment, net of accumulated depreciation of $2,579        13,465
                                                                  -------------

                                                                  $     251,045
                                                                  =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable and accrued liabilities                        214,794
        Advances from stockholders                                      134,988
        Line of credit from an affiliated entity                      1,123,851
                                                                  -------------
        Total Current Liabilities                                     1,473,633

Commitments and Contingencies

Stockholders' Deficit
        Common stock, no par value, 100,000,000 shares
          authorized; 7,117,282 issued and outstanding                1,360,196
        Class A redeemable preferred stock; no par value
          2,000,000 shares authorized; cumulative and
          convertible; liquidation and redemption values
          of $1.50 and $1.80 per share; no shares issued
          and outstanding                                                    --
        Undesignated preferred stock; 2,000,000 shares                     0.00
          authorized; no shares issued and outstanding
        Deficit accumulated during development stage                (2,582,784)
                                                                  -------------

        Total Stockholders' Deficit                                 (1,222,588)
                                                                  -------------

                                                                  $     251,045
                                                                  =============

See accompanying notes to these consolidated financial statements.

Page F-1

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTHS PERIOD ENDED MARCH 31, 2005 AND 2004
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2005
                                    UNAUDITED

                                                                           January 3, 1990
                                               Three Months Ended March 31   (Inception)
                                               --------------------------    to March 31,
                                                   2005           2004          2005
                                               -----------    -----------    -----------
Revenue                                        $        --    $        --    $        23
                                               -----------    -----------    -----------
Operating expenses
  Professional fees                                  1,904         21,364        435,043
  General and administrative                        14,918          9,703        347,845
  Licensing fees                                         0              0         88,793
  Research and development                          65,969        131,435      1,486,669
  Depreciation and amortization                      4,321          3,412         65,079
                                               -----------    -----------    -----------
      Total Operating Expenses                      87,112        165,914      2,423,429
                                               -----------    -----------    -----------

Loss from operations                               (87,112)      (165,914)    (2,423,406)
  Other Income (Expenses)
  Gain on forgivness of debt                            --             --         36,971
  Interest income                                       --             --          3,870
  Interest expense                                 (19,183)        (6,190)      (200,219)
  Foreign currency transaction loss                     --             --             --
                                               -----------    -----------    -----------
      Total Other Expenses                         (19,183)        (6,190)      (159,378)
                                               -----------    -----------    -----------

Loss Before Provision For Income Taxes            (106,295)      (172,104)    (2,582,784)

Provision for income taxes                              --             --             --
                                               -----------    -----------    -----------
Net Loss and Losses Accumulated
  During the Development Stage                 $  (106,295)   $  (172,104)   $(2,582,784)
                                               ===========    ===========    ===========
Basic and diluted weighted average number of
  shares outstanding                             7,117,282      6,790,522
                                               ===========    ===========

Basic and diluted loss per common share        $     (0.01)   $     (0.03)
                                               ===========    ===========

See accompanying notes to these consolidated financial statements.

Page F-2

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2005
                                    UNAUDITED

                                                                  Three-Months        Three-Months      January 3, 1990
                                                                    Ended               Ended            (Inception) to
                                                                March 31, 2005      March 31, 2004       March 31, 2005
                                                                ---------------     ---------------     ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        $     (106,295)     $     (172,104)     $   (2,582,784)
Adjustments to reconcile net loss to
     net cash used in operating activities:
  Stock options expense                                                    --               17,500              23,650
  Issuance of common stock for services                                    --                  --               47,101
  Issuance of common stock in connection with
      exercise of options                                                  --
  Issuance of common stock for bonuses to employees                        --
  Loss on sale of assets                                                   --                  --                  358
  Foreign currency transactions                                            --                  --
  Depreciation and amortization                                          4,500               3,412              68,601
  Changes in operating assets and liabilities:
  Accounts receivable                                                      --                  --
  Other Assets                                                             --                4,425              (3,241)
  Patents                                                                  --              (16,690)                 --
  Bank overdraft                                                           --                5,744                  --
  Accounts payable and accrued liabilities                              (3,957)             36,119             260,801
  Advances from stockholders                                               --                  --                   --
                                                                ---------------     ---------------     ---------------
Net cash flows used in operating activities                           (105,752)           (126,019)         (2,185,514)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       --              (14,020)            (24,177)
  Sale of property and equipment                                           --                  --                1,139
  Organizational costs                                                     --                  --                   --
  Patent, trademark and license fee                                    (30,953)                --             (293,145)
                                                                ---------------     ---------------     ---------------
Net cash flows used in investing activities                            (30,953)            (14,020)           (316,183)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholders' advances                                     --                  --              134,988
  Proceeds from line of credit from an affiliated entity               135,925             135,490           1,077,844
  Issuance of common stock for cash                                        --                  --            1,289,445
                                                                ---------------     ---------------     ---------------
Net cash flows provided by financing activities                        135,925             135,490           2,502,277

Net (decrease) increase in cash                                           (780)             (4,549)                580

Cash, beginning of period                                                1,360               4,747                  --

                                                                ---------------     ---------------     ---------------
Cash, end of period                                             $          580      $          198                 580
                                                                ===============     ===============     ===============

See accompanying notes to consolidated financial statements.

Page F-3

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. ("Biomoda") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in Biomoda's 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company had not sold any shares under such Registration Statement as of March 31, 2005.

2.  DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of March 31, 2005, the Company had an accumulated deficit of approximately $2,583,000 and a working capital deficit of approximately $1,469,000.

In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to the Company's ability to continue as a going concern.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of the Company's common stock offered in its Registration Statement. Advanced Optics Electronics, Inc. ("ADOT") continues to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations (See Note 6).

--------------------------------------------------------------------------------
Page F-4

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.  EARNINGS PER SHARE

Because the Company has incurred a net loss in the three month periods ended March 31, 2005 and 2004, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

4.  RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $66,000, $131,000 and $1,487,000 of research and development expenses for the three months ended March 31, 2005 and 2004 and for the period from Inception through March 31, 2005, respectively.

5.  ADVANCES FROM STOCKHOLDERS

As of March 31, 2005, the Company had advances of approximately $135,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. No interest expense related to such advances for the three month period ended March 31, 2004 was recorded. Interest expense was approximately $3,400 and $124,000 for the three month period ended March 31, 2005 and for the period from inception through March 31, 2005, respectively.

6.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. Interest expense related to such a line of credit for the three month periods ended March 31, 2005, 2004 and for the period from Inception through March 31, 2005 was approximately $13,000, $7,000 and $47,000, respectively.

7.  OTHER RELATED PARTY TRANSACTIONS

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

--------------------------------------------------------------------------------
Page F-5

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

Rental expense related to the above leases for the three month periods ended March 31, 2005 and 2004 and for the period from Inception through March 31, 2005 was approximately $2,400, $2,400 and $11,300, respectively.






















--------------------------------------------------------------------------------
Page F-6

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to verify and refine our assay, design our kit, prepare for clinical studies, and initiate a dialogue with the FDA relative to our approval submission. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next six months. The Company is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment if and when adequate funds are raised.

Our initial product is a diagnostic test for lung cancer that will be performed out of body by using a spit sample from the patient. Our test does not require any invasive sample taking. The sample will be sent to a clinical lab where the procedure will be performed to determine the presence, or not, of lung cancer or precancerous cells. Our diagnostic test can be used for other cell samples and we intend to create and market products to diagnose and screen for other prevalent cancers such as breast, cervical, bladder, and colorectal. We have determined that our initial markets will be the developed nations of Europe, North America and Japan. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world, and has instituted a nationwide lung cancer-screening program.

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

The U.S. Patent Office issued its Formal Notice of Allowance for a Patent developed by Biomoda researchers entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine". This Patent brings a significant addition to Biomoda's Patent portfolio and expands the Company's intellectual property to include cancer screening as a compliment to Biomoda's existing technology. Biomoda is completing the formal filing for a continuation for this Patent based on research currently underway by researchers at Biomoda. The Company believes its goal to further strengthen and expand its intellectual property portfolio will be significantly enhanced by these developments.
Biomoda, Inc.'s R&D Division has successfully completed the first clinical validation of CyPath, the company's development stage assay for lung cancer. These results indicate CyPath's ability to differentiate lung cancer patients, heavy smokers, and normal individuals.

CONTRACTS

During 2004, the Company entered into numerous relationships in order to expedite and further perfect its patented and proprietary developments for regulatory approval, accelerated commercialization and market acceptance. Among these organizations with whom Biomoda is working: Esocor LLC, Majestic Sarl and
D. Lescasse-Laurent, Triangulum Consulting Services, Inc., TriCore Reference Laboratories, and PhenoPath Laboratories, PLLC. The following is a brief description of some of these contracts:

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

Madame Lescasse-Laurent/Majestic Sarl

On June 8, 2004 the Company entered into a written contract with Mme. Lescasse-Laurent , based in Vaugrigneuse, France. D. Lescasse-Laurent will support the evaluation of Biomoda's cancer diagnostic products and systems. Mme. Lescasse-Laurent has agreed to file Biomoda's application of a CE Mark in France. Upon approval by the Ministry of Health of France, and more specifically at AFSSAPS (Agence Francaise de Securite Sanitaire de Produits de Sante), Biomoda's patents and systems will be processed for other European markets.
AFSSAPS combines approvals for both In Vivo and In Vitro products into the French market.`

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

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004
-------------------------------------------------------------------

REVENUE. As of March 31, 2005, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research development and other operating technical costs decreased to approximately $66,000 in the three months ended March 31, 2005 from approximately $131,000 in the three months ended March 31, 2004. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, including professional fees, decreased to $16,822 in the three months ended March 31, 2005 from $31,067 in the three months ended March 31, 2004. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) consists of interest and other income and expense. Other (expense) increased to $19,183 in the three months ended March 31, 2005 from $6,190 in the three months ended March 31, 2004 due to larger balances in intercompany debt and accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of March 31, 2005 we have raised net proceeds of approximately $2,311,124 from these sources.

Product development expenditures approximated $66,000 for the quarter ended March 31, 2005. Funds for operations, product development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. The Company's cash balance was $580 as of March 31, 2005.

Management believes that sales of securities will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of 2005. In addition, ADOT will continue to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations. At that time it is anticipated that sales of our initial screening product will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

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

                        ITEM 3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2005 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were of limited effectiveness.

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

In 2004, the Company hired an independent third party consultant to re-evaluate and revise its existing control policies and procedures and to implement new disclosure controls and procedures. As part of such plan and implementation, the Company is re-evaluating, re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

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


Dated: May 13, 2005

BIOMODA, INC. and Subsidiary

                                     BY:/s/John J. Cousins
                                     ---------------------
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)