Form 10QSB
period 2005-06-30
BIOMODA INC/NM
filed 2005-08-15
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

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

The number of issuer's shares of Common Stock outstanding as of August 15, 2005 was 7,147,282.

Transitional Small Business Disclosure Format (check one): Yes   No X
                                                              ---  ---

                                TABLE OF CONTENTS

PART I. Financial Information

   Item 1. Consolidated Financial Statements..........................F-1 to F-7

   Item 2. Management's Discussion and Analysis or Plan of Operation...........4

   Item 3. Controls and Procedures.............................................8

PART II. Other Information

   Item 1. Legal Proceedings...................................................9

   Item 2. Changes in Securities...............................................9

   Item 3. Defaults Upon Senior Securities.....................................9

   Item 4. Submission of Matters to a Vote of Security Holders.................9

   Item 5. Other Information...................................................9

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

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                    UNAUDITED

                                   ASSETS
Current Assets
        Cash                                                                       $       182
        Prepaid expenses                                                                 3,241
                                                                                   -----------
        Total Current Assets                                                             3,423

Patents, net of accumulated amortization of $63,589                                    240,241

Property and Equipment, net of accumulated depreciation of $3,318                       12,726
                                                                                   -----------
                                                                                   $   256,390
                                                                                   ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable and accrued liabilities                                   $   258,038
        Advances from stockholders                                                     152,200
        Line of credit from an affiliated entity                                     1,261,869
                                                                                   -----------
        Total Current Liabilities                                                    1,672,107
                                                                                   -----------
Commitments and Contingencies

Stockholders' Deficit

        Common stock, no par value, 100,000,000 shares
          authorized; 7,147,282 issued and outstanding                               1,364,696
        Class A redeemable preferred stock; no par value                                    --
          2,000,000 shares authorized;  cumulative and convertible;  liquidation and redemption  values of $1.50 and $1.80 per share;  no shares issued and outstanding

        Undesignated preferred stock; 2,000,000 shares                                      --
          authorized; no shares issued and outstanding
        Deficit accumulated during development stage                                (2,780,413)
                                                                                   -----------
        Total Stockholders' Deficit                                                 (1,415,717)
                                                                                   -----------
                                                                                   $   256,390
                                                                                   ===========

See accompanying notes to these consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO JUNE 30, 2005
                                    UNAUDITED

                                                                           January 3, 1990
                                                Six Months Ended June 30   (Inception) to
                                               --------------------------      June 30,
                                                   2005          2004           2005
                                               -----------    -----------    -----------
Revenue                                        $        --    $        --    $        23
                                               -----------    -----------    -----------
Operating expenses
  Professional fees                                 13,256         51,992        446,395
  General and administrative                        67,432         42,344        400,361
  Licensing fees                                    15,000         15,000        103,793
  Research and development                         148,534        255,415      1,569,234
  Depreciation and amortization                      9,263          7,287         70,021
                                               -----------    -----------    -----------
     Total Operating Expenses                      253,486        372,038      2,589,805
                                               -----------    -----------    -----------
Loss from operations                              (253,486)      (372,038)    (2,589,782)
Other Income (Expenses)
Gain on forgiveness of debt                             --             --         36,971
Interest income                                         --             --          3,870
Interest expense                                   (50,436)       (12,978)      (231,472)
Foreign currency transaction loss                       --             --             --
                                               -----------    -----------    -----------
     Total Other Expenses                          (50,436)       (12,978)      (190,631)
                                               -----------    -----------    -----------
Loss Before Provision For Income Taxes            (303,922)      (385,016)    (2,780,413)
Provision for income taxes                              --             --             --
                                               -----------    -----------    -----------
Net Loss and Losses Accumulated
  During the Development Stage                 $  (303,922)   $  (385,016)   $(2,780,413)
                                               ===========    ===========    ===========

Basic and diluted weighted average number of     7,120,652      6,811,403
    shares outstanding                         ===========    ===========

Basic and diluted loss per common share        $     (0.04)   $     (0.06)
                                               ===========    ===========

See accompanying notes to these consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                    UNAUDITED

                                               Three Months Ended June 30
                                               --------------------------
                                                   2005           2004
                                               -----------    -----------
Revenue                                        $        --    $        --
                                               -----------    -----------
Operating expenses
  Professional fees                                 11,355         30,628
  General and administrative                        52,514         32,641
  Licensing fees                                    15,000         15,000
  Research and development                          82,565        123,980
  Depreciation and amortization                      4,942          3,875
                                               -----------    -----------
     Total Operating Expenses                      166,376        206,124
                                               -----------    -----------
Loss from operations                              (166,376)      (206,124)

Other Income (Expenses)
  Gain on forgivness of debt                            --             --
  Interest income                                       --             --
  Interest expense                                 (31,253)        (6,788)
  Foreign currency transaction loss                     --             --
                                               -----------    -----------
     Total Other Expenses                          (31,253)        (6,788)
                                               -----------    -----------
Loss Before Provision For Income Taxes            (197,629)      (212,912)
Provision for income taxes                              --             --
                                               -----------    -----------
Net Loss and Losses Accumulated
  During the Development Stage                 $  (197,629)   $  (212,912)
                                               ===========    ===========
Basic and diluted weighted average number of
  shares outstanding                             7,120,734      6,832,282
                                               ===========    ===========
Basic and diluted loss per common share        $     (0.03)   $     (0.03)
                                               ===========    ===========

See accompanying notes to these consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO JUNE 30, 2005
                                    UNAUDITED

                                                                                                        January 3, 1990
                                                                 Six Months Ended   Six Months Ended    (Inception) to
                                                                   June 30, 2005      June 30, 2004      June 30, 2005
                                                                   -------------      -------------      -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                            $  (303,922)       $  (385,016)       $(2,780,413)
Adjustments to reconcile net loss to
     net cash used in operating activities:
  Issuance of common stock for bonuses to employees                       4,500                 --             28,150
  Issuance of common stock for services                                      --             17,500             47,101
  Loss on sale of assets                                                     --                 --                358
  Deprecation and amortization                                            9,264              7,285             73,544
Changes in operating assets and liabilities:
  Other Assets                                                               --                 --             (3,241)
  Accounts payable and accrued liabilities                               43,737            100,585            308,497
                                                                    -----------        -----------        -----------
Net cash flows used in operating activities                            (246,421)          (259,646)        (2,326,004)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         --            (14,177)           (24,177)
  Sale of property and equipment                                             --                 --              1,139
  Patent, trademark and license fee                                     (41,461)           (52,853)          (303,832)
                                                                    -----------        -----------        -----------
Net cash flows used in investing activities                             (41,461)           (67,030)          (326,870)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholders' advances                                       --                 --            134,988
  Proceeds from line of credit from an affiliated entity                286,704            292,127          1,228,623
  Issuance of common stock for cash                                          --             30,000          1,289,445
                                                                    -----------        -----------        -----------
Net cash flows provided by financing activities                         286,704            322,127          2,653,056
Net (decrease) increase in cash                                          (1,178)            (4,549)               182
Cash, beginning of period                                                 1,360              4,747                 --
                                                                    -----------        -----------        -----------
Cash, end of period                                                 $       182        $       198        $       182
                                                                    ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc.("Biomoda") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in Biomoda's 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, Necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company had not sold any shares under such Registration Statement as of June 30, 2005.

2.  DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of June 30, 2005, the Company had an accumulated deficit of approximately $2,780,000 and a working capital deficit of approximately $1,659,000.

In addition, the Company did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to the Company's ability to continue as a going concern.

--------------------------------------------------------------------------------
Page F-5

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

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

3.  EARNINGS PER SHARE

Because the Company has incurred a net loss in the three and six month periods ended June 30, 2005 and 2004, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

4.  RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $149,000, $255,000 and $1,569,000 of research and development expenses for the six months ended June 30, 2005 and 2004 and for the period from Inception through June 30, 2005, respectively. These expenses consist primarily of personnel costs of research employees and consulting fees.

5.  ADVANCES FROM STOCKHOLDERS

As of June 30, 2005, the Company had advances of approximately $152,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. No interest expense related to such advances for the six month period ended June 30, 2004 was recorded. Interest expense was approximately $17,200 for the six month period ended June 30, 2005 and $141,000 for the period from inception through June 30, 2005, respectively.

6.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. Interest expense related to such a line of credit for the six month periods ended June 30, 2005, 2004 and for the period from Inception through June 30, 2005 was approximately $27,000, $11,000 and $61,000, respectively.

--------------------------------------------------------------------------------
Page F-6

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

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

Rental expense related to the above leases for the six month periods ended June 30, 2005 and 2004 and for the period from Inception through June 30, 2005 was approximately $4,800, $4,800 and $13,700, respectively.

--------------------------------------------------------------------------------
Page F-7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

Biomoda, Inc. (the "Company") is a development stage company incorporated in the state of New Mexico on January 3, 1990. The Company's general focus is on discovery, development, manufacture and marketing of proprietary medical diagnostic and treatment products used to treat life threatening and other serious diseases. Our primary focus is creating diagnostic solutions for early detection and clinical management of cancer.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of June 30, 2005.

PLAN OF OPERATION

Our plan of operation for the next six months is: to complete the validation studies for our lung cancer assay, design our diagnostic product, choose our contract manufacturing partner, manufacture our initial batches, register our product with the FDA and then with European authorities for our CE mark, and begin marketing to reference labs in the US and Europe. We intend to have revenues in the second quarter of 2006. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next six months. The Company is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

Our initial product is a diagnostic test for lung cancer that will be performed out of body by using a sputum sample from the patient. Our test does not require any invasive sample taking. The sample will be sent to a clinical lab where the procedure will be performed to determine the presence, or not, of lung cancer or precancerous cells. Our diagnostic test can be used for other cell samples and we intend to create and market products to diagnose and screen for other prevalent cancers such as breast, cervical, bladder, and colorectal. We have determined that our initial markets will be the developed nations of Europe, North America and Japan. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world, and has instituted a nationwide lung cancer-screening program. We also intend to sell our product in additional markets throughout the world such as India, Brazil and South America, Asia and Russia. We will market different product formats based on the region of the world.

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

The Company's  Research and  Development  facilities are located on Kirtland Air
Force Base in  Albuquerque,  New  Mexico.  R&D is housed in  approximately  2500 square feet that includes two state-of-the-art laboratories where primary research, assay validation and commercialization work is being conducted.

Over the next six months management will continuously evaluate and develop our business plan which includes assessing the technology we utilize and the markets we intend to serve and evaluating the prospect of expanding into additional products and markets as business conditions warrant. In connection with this continual evaluation, management will also look at taking actions designed to mitigate any and all risks associated with our business plan.

In January 2005, the U.S. Patent Office awarded a Patent to Biomoda researchers entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine". This Patent brings a significant addition to Biomoda's Patent portfolio and expands the Company's intellectual property to include cancer screening as a compliment to Biomoda's existing technology. Biomoda is completing the formal filing for a continuation for this Patent based on research currently underway by researchers at Biomoda. The Company believes its goal to further strengthen and expand its intellectual property portfolio will be significantly enhanced by these developments. Biomoda, Inc.'s R&D Division has successfully completed the first clinical validation of CyPath, the company's development stage assay for lung cancer. These results indicate CyPath's ability to differentiate lung cancer patients, heavy smokers, and normal individuals.

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

Comparison of the three month and six month periods Ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

REVENUE. As of June 30, 2005, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research development and other operating technical costs decreased to approximately $149,000 in the six months ended June 30, 2005 from approximately $255,000 in the six months ended June 30, 2004. For the three month periods ended June 30, 2005 and 2004, the amounts were approximately $83,000 and $124,000, respectively. The Company believes that continued
investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, including professional fees, increased to $52,514 in the three months ended June 30, 2005 from $32,641 in the three months ended June 30, 2004 and increased to $67,432 from $42,344 for the six month periods then ended. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) consists of interest and other income and expense. Other (expense) increased to $31,253 in the three months ended June 30, 2005 from $6,788 in the three months ended June 30, 2004 and increased from $12,978 to $50,436 for the six month periods then ended due to larger balances in inter-company debt and accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of June 30, 2005 we have raised net proceeds of approximately $2,653,000 from these sources.

Product development expenditures approximated $149,000 for the six months ended June 30, 2005. Funds for operations, product development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. The Company's cash balance was $182 as of June 30, 2005.

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

ITEM 3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") as of the end of the period covered by this quarterly report which is June 30, 2005. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were of limited effectiveness.

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

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the six months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Dated: August 15, 2005

BIOMODA, INC. and Subsidiary

                                     BY:/s/John J. Cousins
                                     ---------------------
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)