Form 10QSB
period 2005-09-30
BIOMODA INC/NM
filed 2005-11-14
CIK 1058767

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2005


                          Commission file No. 333-90738
                                              ---------


                                  BIOMODA, INC.
                                  -------------
           (Name of small business issuer as specified in its charter)


            New Mexico                                   85-03923
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

The number of issuer's shares of Common Stock outstanding as of November 10, 2005 was 7,187,282.

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                                TABLE OF CONTENTS

PART I. Financial Information

    Item 1. Consolidated Financial Statements........................ F-1 to F-7

    Item 2. Management's Discussion and Analysis or Plan of Operation......... 4

    Item 3. Controls and Procedures........................................... 6

PART II. Other Information

    Item 1. Legal Proceedings................................................. 7

    Item 2. Changes in Securities............................................. 7

    Item 3. Defaults Upon Senior Securities.................. ................ 7

    Item 4. Submission of Matters to a Vote of Security Holders............... 7

    Item 5. Other Information................................................. 7

    Item 6. Exhibits.......................................................... 8

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

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS


                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                    UNAUDITED


                                     ASSETS

Current Assets
        Cash                                                        $       198
        Prepaid expenses                                                  3,241
                                                                   -------------
        Total Current Assets                                              3,439

Patents, net of accumulated
  amortization of $67,792                                               236,038

Property and Equipment, net of accumulated
  depreciation of $5,077                                                 10,967
                                                                   -------------

                                                                    $   250,444
                                                                   =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Bank overdraft                                              $     4,758
        Accounts payable and accrued liabilities                        288,532
        Advances from stockholders                                      146,683
        Line of credit from an affiliated entity                      1,363,236
                                                                   -------------

        Total Current Liabilities                                     1,803,209
                                                                   -------------

Commitments and Contingencies

Stockholders' Deficit
        Class A redeemable preferred stock; no par value                     --
          2,000,000 shares authorized; cumulative and
          convertible; liquidation and redemption values
          of $1.50 and $1.80 per share; no shares issued
          and outstanding
        Undesignated preferred stock; 2,000,000 shares                       --
          authorized; no shares issued and outstanding
        Common stock, no par value, 100,000,000 shares
          authorized; 7,147,282 issued and outstanding                1,364,696
        Deficit accumulated during development stage                 (2,917,461)
                                                                   -------------

        Total Stockholders' Deficit                                  (1,552,765)
                                                                   -------------

                                                                    $   250,444
                                                                   =============

       See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
F-1

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO SEPTEMBER 30, 2005
                                    UNAUDITED

                                                                                           January 3, 1990
                                                        Nine Months Ended September 30       (Inception)
                                                    -----------------------------------      to September
                                                         2005                 2004             30, 2005
                                                    ---------------     ---------------    ---------------

Revenue                                              $           --      $           --     $           23
                                                    ---------------     ---------------    ---------------

Operating expenses
  Professional fees                                          19,724              68,915            452,863
  General and administrative                                 97,499              63,133            430,426
  Licensing fees                                             15,125              15,000            103,918
  Research and development                                  229,691             367,411          1,650,391
  Depreciation and amortization                              15,225              11,318             75,983
                                                    ---------------     ---------------    ---------------
Total Operating Expenses                                    377,264             525,777          2,713,581
                                                    ---------------     ---------------    ---------------

Loss from operations                                       (377,264)           (525,777)        (2,713,558)

Other Income (Expenses)
  Gain on forgivness of debt                                     --                  --             36,971
  Interest income                                                --                  --              3,870
  Interest expense                                          (63,708)            (21,897)          (244,744)
  Foreign currency transaction loss                              --                  --                 --
                                                    ---------------     ---------------    ---------------
Total Other Expenses                                        (63,708)            (21,897)          (203,903)
                                                    ---------------     ---------------    ---------------


Loss Before Provision For Income Taxes                     (440,972)           (547,674)        (2,917,461)

Provision for income taxes                                       --                  --                 --
                                                    ---------------     ---------------    ---------------
Net Loss and Losses Accumulated
During the Development Stage                         $     (440,972)     $     (547,674)    $   (2,917,461)
                                                    ===============     ===============    ===============

Basic and diluted weighted average number                 7,120,734           6,863,463
  of shares outstanding
                                                    ===============     ===============

Basic and diluted loss per common share              $        (0.06)    $        (0.08)
                                                    ===============     ===============


       See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
F-2

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                    UNAUDITED

                                                     Three Months Ended September 30
                                                   ------------------------------------
                                                         2005                2004
                                                   ----------------    ----------------

Revenue                                             $            --     $            --
                                                   ----------------    ----------------

Operating expenses
Professional fees                                             6,468              16,923
General and administrative                                   30,067              20,789
Licensing fees                                                  125                  --
Research and development                                     81,157             111,996
Depreciation and amortization                                 5,961               4,031
                                                   ----------------    ----------------
Total Operating Expenses                                    123,778             153,739
                                                   ----------------    ----------------

Loss from operations                                       (123,778)           (153,739)

Other Income (Expenses)
Gain on forgivness of debt                                       --                  --
Interest income                                                  --                  --
Interest expense                                           (13,272)             (8,919)
Foreign currency transaction loss                                --                  --
                                                   ----------------    ----------------

Total Other Expenses                                       (13,272)             (8,919)
                                                   ----------------    ----------------

Loss Before Provision For Income Taxes                    (137,050)           (162,658)

Provision for income taxes                                       --                  --
                                                   ----------------    ----------------

Net Loss and Losses Accumulated
During the Development Stage                        $      (137,050)    $      (162,658)
                                                   ================    ================

Basic and diluted weighted average number of              7,120,734           6,892,117
  shares outstanding
                                                   ================    ================

Basic and diluted loss per common share             $         (0.02)    $         (0.02)
                                                   ================    ================

       See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
F-3

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO SEPTEMBER 30, 2005
                                    UNAUDITED


                                                     ----------------   ----------------   ----------------
                                                       Nine Months         Nine Months     January 3, 1990
                                                          Ended              Ended          (Inception) to
                                                       September 30,      September 30,      September 30,
                                                           2005               2004                2005
                                                     ----------------   ----------------   ----------------

NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              $      (440,972)   $      (547,674)   $    (2,917,461)
Adjustments to reconcile net loss to
    net cash used in operating activities:
  Issuance of common stock for bonuses
    to employees                                                4,500             10,710             28,150
  Issuance of common stock for services                            --             17,500             47,101
  Loss on sale of assets                                           --                 --                358
  Depreciation and amortization                                15,225             11,318             79,506
  Changes in operating assets and liabilities:
  Other Assets                                                     --             (6,448)            (3,241)
  Accounts payable and accrued liabilities                     61,779             82,029            293,290
                                                     ----------------   ----------------   ----------------
Net cash flows used in operating activities                  (359,468)          (432,565)        (2,472,297)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               --            (14,178)           (24,177)
  Sale of property and equipment                                   --                 --              1,139
  Patent, trademark and license fee                           (41,460)           (63,743)          (303,831)
                                                     ----------------   ----------------   ----------------
Net cash flows used in investing activities                   (41,460)           (77,921)          (326,869)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholders' advances                         11,695                 --            146,683
  Proceeds from line of credit from an
    affiliated entity                                         388,071            505,971          1,363,236
  Issuance of common stock for cash                                --                 --          1,289,445
                                                     ----------------   ----------------   ----------------
Net cash flows provided by financing activities               399,766            505,971          2,799,364

Net (decrease) increase in cash                                (1,162)            (4,515)               198

Cash, beginning of period                                       1,360              4,747                 --

                                                     ----------------   ----------------   ----------------
Cash, end of period                                   $           198    $           232    $           198
                                                     ================   ================   ================

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
F-4

                  --------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                  --------------------------------------------

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

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company had not sold any shares under such Registration Statement as of September 30, 2005.

2. DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of September 30, 2005, the Company had an accumulated deficit of $2,917,461 and a working capital deficit of $1,799,770.

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

--------------------------------------------------------------------------------
F-5

                  --------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                  --------------------------------------------

There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3. EARNINGS PER SHARE

Because the Company has incurred a net loss in the three and nine month periods ended September 30, 2005 and 2004, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

4. RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $230,000, $367,000 and $1,650,000 of research and development expenses for the nine months ended September 30, 2005 and 2004 and for the period from Inception through September 30, 2005, respectively. These expenses consist primarily of personnel costs of research employees and consulting fees.

5. ADVANCES FROM STOCKHOLDERS

As of September 30, 2005, the Company had advances of approximately $146,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. No interest expense related to such advances for the nine month period ended September 30, 2004 was recorded. Interest expense was approximately $12,000 and $132,000 for the nine month period ended September 30, 2005 and for the period from inception through September 30, 2005, respectively.

6. LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a one-year line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. Interest expense related to such a line of credit for the nine month periods ended September 30, 2005, 2004 and for the period from Inception through September 30, 2005 was approximately $57,000, $22,000 and $91,000, respectively.

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

--------------------------------------------------------------------------------
F-6

                  --------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                  --------------------------------------------

Rental expense related to the above leases for the nine month periods ended September 30, 2005 and 2004 and for the period from Inception through September 30, 2005 was approximately $7,200, $7,200 and $16,100, respectively.






















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

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company has not sold any shares as of September 30, 2005.

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

Comparison of the three month periods Ended September 30, 2005 and 2004
-----------------------------------------------------------------------

REVENUE. As of September 30, 2005, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research development and other operating technical costs decreased to approximately $230,000 in the nine months ended September 30, 2005 from approximately $367,000 in the nine months ended September 30, 2004. For the three month periods ended September 30, 2005 and 2004, the amounts were approximately $81,000 and $112,000, respectively. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, including professional fees, increased to approximately $30,000 in the three months ended September 30, 2005 from $21,000 in the three months ended September 30, 2004 and increased to approximately $97,000 from $63,000 for the nine month periods then ended. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) consists of interest and other income and expense. Other (expense) increased to approximately $13,000 in the three months ended September 30, 2005 from approximately $9,000 in the three months ended September 30, 2004 and increased from approximately $22,000 to approximately $64,000 for the nine month periods then ended due to larger balances in intercompany debt and accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of September 30, 2005 we have raised net proceeds of approximately $2,799,000 from these sources.

Product development expenditures approximated $230,000 for the nine months ended September 30, 2005. Funds for operations, product development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. The Company's cash balance was $198 as of September 30, 2005.

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

                         ITEM 3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, September 30,
2005). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

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

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the nine months ended September 30, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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


Dated: November 11, 2005            BIOMODA, INC. and Subsidiary



                                    By: /s/John J. Cousins
                                    -----------------------
                                    John J. Cousins
                                    President
                                   (Principal Executive and Accounting Officer)