Form 10KSB
period 2005-12-31
BIOMODA INC/NM
filed 2006-03-31
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the fiscal year ended: December 31, 2005       Commission file No. 333-90738


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.____

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 31, 2006 is not determinable because the stock is not currently trading. The number of issuer's shares of Common Stock outstanding as of March 31, 2006 was 7,187,282.

Transitional Small Business Disclosure Format (check one): Yes       No X
                                                              ----     ----

TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item 1.     Description of Business............................................3
Item 2.     Description of Property............................................6
Item 3.     Legal Proceedings..................................................6
Item 4.     Submission of Matters to a Vote of Security Holders................7

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........8
Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................9
Item 7.     Financial Statements.....................................F-1 to F-20
Item 8.     Changes in and Disagreements with Accountants.....................11
Item 8A.    Controls and procedures...........................................12

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............13
Item 10.    Executive Compensation............................................15
Item 11.    Security Ownership of Certain Beneficial Owners and Management....16
Item 12.    Certain Relationships and Related Transactions....................17
Item 13.    Exhibits, Financial Statements and Financial Statement Schedules,
              and Reports on Form 8-K.........................................18
Item 14.    Principal Accountant Fees and Services............................19


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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Advanced Optics Electronics, Inc. ("ADOT") replaced Biomoda's management team, affecting a change in control. ADOT also owns approximately 15.75% of Biomoda's outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. The ownership percentage currently held by the CEO and CFO of ADOT is 12.24%. On August 13, 2003, Biomoda formed Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company".

The Company's principal offices are located at 8301 Washington NE, Suite 6, Albuquerque, New Mexico 87113, and its telephone number is (505) 821-0875.

COMPANY OVERVIEW

The Company
-----------

Biomoda is a Diagnostics Company developing assays to detect cancer. These assays are performed in clinical reference laboratories using body-fluid samples. This technology is licensed from Los Alamos National Labs through the University of California. It is based on a molecule that has an affinity to bind with cancer cells and it fluoresces red under Ultra Violet light. It's a porphyrin molecule; easy to obtain, manufacture and use. This is a broad based technology that works with a variety of cell types.

We are in the process of developing a line assays for a variety of cancers based on adaptations this technology. Our first product is an assay for lung cancer. Lung cancer represents a large market that has seriously unmet diagnostic needs. The survival rates for lung cancer are dismal; due in large part because it gets diagnosed so late in progression of the disease. The sample that we use in our Lung Cancer test is sputum: deep lung fluid coughed up from the lungs mostly by smokers. Other cancer markets that we have identified as significant business opportunities are bladder and cervical. This technology has the potential to diagnose other cancers as well.

Market Need
-----------

Cancer is the greatest disease killer in the US and other developed countries of the world. And Lung Cancer is the largest cancer killer. Survivability of Lung Cancer is extremely poor: only 40% survive one year after being diagnosed; 15% survive five years. Predictive Early Stage Diagnosis is desperately needed.

World of Medicine
-----------------

In recognition of the fact that people respond differently to different therapies, there is a shift in medicine to an individualized approach. Personalized Disease Management is an overall rubric being adopted within medicine to address risk assessment, diagnosis, treatments and individual response to therapies. Our technology will enhance this new paradigm in medicine with improvements in early stage diagnosis.

Within Personalized Disease Management, our assay CyPath (trademark) has a large opportunity to be adopted by the medical community for screening, monitoring and surveillance of cancers. Screening is the largest market. Monitoring is critical to gauge Individual responses to therapies such as its efficacy and toxicity.

Business Model
--------------

Our end customer is the patient that presents with symptoms or for screening and the doctors that prescribe tests to aid in making diagnosis. Our primary customers are the Clinical Reference Labs. Their role is to conduct the test and deliver the diagnosis to the physician and get paid (insurance reimbursement): they respond to a physician's request (prescriptions); receive the sample; execute the assay and deliver the test result to the physician for its ultimate communication to the patient relative to a diagnosis.

The labs will seek reimbursement from Medicare and private insurers based on existing reimbursement codes. Biomoda contracted a reimbursement code study last year, and current codes exist and are economically feasible. Under CMS (Medicare based) codes. The Centers for Medicare & Medicaid Services (CMS) is a Federal agency within the U.S. Department of Health and Human Services.

We are intending to use Contract Manufacturing and Contract Sales organizations. This infrastructure is common and in place and allows us to take advantage of world class expertise and keep this part of our business a variable cost and gain efficiencies through negotiated contracts and multiple sourcing.

Technology
----------

Our Onco-Labeling Technology is based on a porphyrin molecule called TCPP that preferentially binds to cancer cells and also fluoresces red under UV light. We received a patent in January and we have two additional applications in progress and we have also applied for international patent rights. Biomoda has two patents licensed from Los Alamos, that support our patent and we have international protection on those.

Customers
---------

Reference Clinical Labs are our customer. Our initial marketing strategy is focused on creating a high profit margin for the labs and ourselves. We intend to sell to the labs at $6-7 per assay. Under existing reimbursement codes, the labs will be able to charge $25-30. This model will produce significant economic incentives for our customers to embrace our assays.

The labs are our customer but physicians drive our sales.

In recognition of that, we need to create and establish visibility and credibility and raise awareness among physicians. Biomoda intends to accomplish this though a coordinated effort of scientific collaborations and publishing and presenting the results at medical conferences. We are in the process of initiating collaborations and collaborative studies with some of the premier lung cancer researchers in the world

We will use Detailing Agents (specialized sales agents) to provide direct marketing efforts to physicians.

Biomoda plans to develop active, licensed-based, (to protect IP) collaborations with Reference Labs on a regional basis with an emphasis on identifying lab partners that have business relationships with physician networks or HMOs. Our intent is to develop strategic relationships with customer groups that have formal relationships with those who drive our sales.

Competition
-----------

Competition falls into several segments: biomarkers, radiology, and genomics etc.

BIOMARKERS: represent the closest competitors in terms of market introduction. Biomarkers are used to indirectly identify cellular aberrations and disease. We are keeping close tabs on what companies in this space are doing, but we feel we have inherent commercial advantages over biomarkers. CyPath is cheaper to make, more stable, and simpler to use in the commercial laboratory environment.

RADIOLOGY: this technology is not sensitive enough for early detection and there are limits to radiation exposure for monitoring and surveillance of cancer.

GENOMICS AND PROTEOMICS: Leading-Edge Science: However Biomoda does not view these as technologies ready for commercialization.

CyPath is a complementary product to the array of diagnostic tools used in making a diagnosis in cancer while also being a stand-alone early stage diagnostic. Personalized Disease Management requires a tiered assay schema or algorithm; CyPath is a front-end diagnostic and screening tool; an aid in determining whether or not more expensive and specialized tests is warranted. This product is very valuable to physicians and it fits in to optimize current medical practice.

Facilities
----------

The Company's  Research and  Development  facilities are located on Kirtland Air
Force Base in  Albuquerque,  New  Mexico.  R&D is housed in  approximately  2500 square feet that includes two state-of-the-art laboratories where primary research, assay validation and pre-clinical work is being conducted. For the expanded development phase no manufacturing facilities will be needed. For the production phase Biomoda plans to utilize contract manufacturers as appropriate.

PATENTS

We currently license two patents from the University of California. The license to use these patents is exclusive and our license expires on December 3, 2019, which is when the last of our licensed patents expires. On November 10, 1992, the Company licensed a patent (patent number 5,162,231) for the detection of cancers of the lung. The patent expires on November 10, 2009. A second patent (patent number 5,391,547), dealing with treatment of cancers of the lung, was licensed on February 21, 1995, and the patent expires on February 21, 2012. We have received the first patent in the Company's name (patent 6,838,248) issued on January 4, 2005, which deals with detecting pre-cancerous conditions in human tissue.

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

SUPPLIERS

The Company has identified several suppliers for all key components of our lung cancer diagnostic assay. Discussions continue with these suppliers.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company is engaged in research activities related to defining and delineating the mechanism for TCPP's affinity to bind with cancerous cells. This research is currently being conducted and upon its conclusion, will be delivered to the scientific community through publications and symposiums.

EMPLOYEES

As of December 31, 2005, the Company has 3 full-time employees. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis. The President of Biomoda also serves as Vice President of Advanced Optics Electronics, Inc., a shareholder, and the Vice President of Biomoda is also the Chairman of the Board of Directors and Principal Executive Officer of Advanced Optics Electronics, Inc.

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

Costs in complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendment of 1988 (CLIA), which regulates the quality and reliability of medical testing in the U.S., and the FDA Device Regulations, which regulate diagnostic assays, adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, both in respect of time and costs, in our research and development.

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

The Company's Research and Development lab space and offices of approximately 2500 square feet are located on the Kirtland Air Force Base in Albuquerque under a one year lease at approximately $3,195 per month. No major improvements, expansions or acquisitions of property are anticipated in the near future.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during year ended December 31, 2005.

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

Advanced Optics Electronics owns 1,132,285 shares of Biomoda, as of December 31, 2005, and this represented 15.75%. In addition, two officers of ADOT own shares of Biomoda in the following amounts: 490,000 shares of Biomoda, Inc. representing 6.82 % and 390,000 shares of Biomoda, Inc. representing 5.43 %.

No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of Biomoda Recent Sales of Unregistered Securities.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future

STOCK OPTION GRANTS

An option to purchase 60,000 shares of common stock was issued to an employee of Advanced Optics Electronics, Inc. in 2005. It vests over three years. As of December 31, 2005, 9,000 option shares have vested. No Stock Options were granted in the year ended December 31, 2004.

EQUITY COMPENSATION PLANS


-------------------------------------------------------------------------------------------------------------------
                                         EQUITY COMPENSATION PLANS
-------------------------------------------------------------------------------------------------------------------
Plan Category                Number of                    Weighted-Average Exercise    Remaining available for
                             Securities to be             Price of outstanding         future issuance under equity
                             issued upon                  Options, Warrants and        compensation plans(excluding
                             exercise of                  Rights  ($)                  securities reflected in
                             outstanding                                               column (A))  (#)
                             Options, Warrants
                             and Rights (#)
---------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation                  0                              ----                         ----
Plans approved by
security holders
---------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation          1,364,000                              $0.21                        N/A
Plans not approved by
security holders
---------------------------- ---------------------------- ---------------------------- ----------------------------
Total                        1,364,000                              $0.21                        ----
---------------------------- ---------------------------- ---------------------------- ----------------------------


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

EQUITY COMPENSATION PLANS

Currently there is no Equity Compensation Plan.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2005, Biomoda had accumulated deficit of approximately $3,101,000 and a working capital deficit of approximately $1,966,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda's ability to continue as a going concern.

Advanced Optics Electronics and its officers own an interest in the Company of 28%.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the company has funded operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc. As of December 31, 2005 we have raised net proceeds of approximately $2,638,000.

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("Advanced Optics") with an annual interest rate of 5%. On May 1, 2003 the agreement was extended. Interest expense related to such a line of credit for the period ended December 31, 2005 and for the period from inception through December 31, 2005 was approximately $60,000, and $100,000, respectively.

Biomoda has filed a revised SB2 registration statement with the Securities and Exchange Commission, which has been declared effective February 11, 2005. Biomoda is offering 6,000,000 shares at $3.00 per share (for an aggregate offering of $18,000,000). It is anticipated that a public market for Biomoda's securities will be created in the second quarter of 2006. A market for Biomoda's shares has not been established; therefore the potential value of the Company's investment cannot be measured. There can be no assurance that if the Company were to sell such investment that it would be able to on terms favorable to the Company or for the initial offering price. Factors such as dilution, blockage and a lack of a market may be encountered.

General - Overall, the Company had negative cash flows of $1,336 for the year ended December 31, 2005 resulting from $496,325 used in the Company's operating activities, $35,383 used in the Company's investing activities and $530,372 of cash provided by financing activities.

Cash Flows from Operating Activities - Net cash used in operating activities of $496,325 for the year ended December 31, 2005 was primarily due to $538,555 in operating expenses, of which $141,284 is General and Administrative, $278,050 is Research and Development and $83,174 is professional fees.

Cash Flows from Investing Activities - Net cash used in investing activities of $35,383 for the year ended December 31, 2005 was due to payments for patents and trademarks.

Cash Flows from Financing Activities - Net cash provided by financing activities of $530,372 for the year ended December 31, 2005 was due to the proceeds from a line of credit from an affiliated entity.



RESULTS OF CONTINUING OPERATIONS

The Company has recorded no revenue from its inception through December 31, 2005.

Assets increased by $16,320 from $225,371 as of December 31, 2004 to $241,691 as of December 31, 2005. The increase was due primarily to an increase in capitalized patents of approximately $19,000. Liabilities increased by $630,576 from $1,341,664 to $1,972,240 primarily because of additions to the line of credit of $522,658, including accrued interest.

Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research and development costs decreased to $278,050 in 2005 from $436,899 in 2004. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Operating expenses decreased by $169,825 or 25% to $538,555 during the year ended December 31, 2005 compared to $708,380 for the year ended December 31, 2004. This was due to $48,000 in decreased payroll and taxes, a $41,000 decrease in professional fees and a $111,000 decrease in non-payroll administrative and research and development costs.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs increased to $141,284 in 2005 from $106,139 in 2004 due to increases in advertising expense. We expect general and administrative costs to increase in the future as our business matures and develops.

Other income (expense) consists of interest and other income and expense. Interest expense increased to $86,201 in 2005 from $62,815 in 2004.

The Company had a net loss of $624,756 or $.09 loss per share, and $758,945 or $.11 loss per share, for the years ended December 31, 2005 and 2004, respectively.

Stockholders' deficit increased by $614,256 from $1,116,293 as of December 31, 2004 to $1,730,549 as of December 31, 2005. The increase was primarily attributable to a net operating loss for the year.

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $278,000, $437,000 and $1,699,000 of research and development expenses for the years ended December 31, 2005, 2004 and for the period from Inception through December 31, 2005.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by the annual report, which is December 31, 2005. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company's internal controls over financial reporting.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2004, concerning the Company's directors and executive officers:

Name                        Age     Position                       Since
John J. Cousins             49      President, Treasurer,          April 2002
                                     Director,Chief Financial
                                     Officer and Controller
Herbert L. Whitaker, Jr.    63      Executive Vice President       December 2003
Leslie S. Robins            68      Vice President, Secretary      April 2002
                                     Director                      April 1999
Jeffrey L Garwin            55      Director                       May 1993
Lewis White                 50      Control Person Owning 13.16 %

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

LEWIS WHITE, Control Person Owning 13.16% of the Company. Mr. White is a member of the Board of Directors of Standard Alcohol Company of America. He is also an advisor to the management of Standard Alcohol Company of America. Standard Alcohol Company of America is a gas to liquids technology company. Mr. White is also an active investor in four other technology oriented start-up companies, each displaying a market ready product. His credentials are in real estate development for the past twenty years.

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

CODE OF ETHICS

For the year ended December 31, 2005, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2004.

AUDIT COMMITTEE

Currently the Board of Directors acts as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are requited by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's other most highly compensated executive officers for 2003, 2004 and 2005:


SUMMARY COMPENSATION TABLE
----------------------------- -------- -------------------------------------- ------------------------- ------- --------------
                                                Annual Compensation            Long-Term Compensation
Name and                                                                               Awards
Principal Position            Year
----------------------------- -------- -------------------------------------- ------------------------- ------- --------------
                                       Salary ($)    Bonus    Other Annual     Restricted   Securities  LTIP    All Other
                                                     ($)      Compensation       Stock      Underlying  Payouts Compensation
                                                              ($)             Award(s) ($)  Options     ($)     ($)
                                                                                            (#)
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
John Cousins, President,
Director (4)
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2005               --       --              --            --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2004               --       --              --            --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2003               --       --              --            --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
Leslie S. Robins, VP &
Director (4)
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2005               --       --              --            --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2004               --       --      $    5,000(1)         --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2003               --       --              --            --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
Herbert L. Whitaker, Exec.
VP
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2005         $115,000       --      $      450            --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2004         $108,958       --      $    1,050            --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2003         $ 12,500       --      $   14,933            --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
Jeff Garwin, Director
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2005               --       --              --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2004               --       --      $    1,500(3)         --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------
                              2003               --       --      $    3,000(1)         --          --      --             --
----------------------------- -------- ------------- -------- --------------- ------------- ----------- ------- --------------

1) Directors fees
2) There is a two year employment agreement with Herb Whitaker that commenced December 1, 2003.
3) Consulting  Fee
4) John  Cousins  and  Leslie  Robins
   compensation has been paid by Advanced Optics Electronics, Inc.

OPTION GRANTS IN FISCAL YEAR 2005
---------------- ----------------------------- ----------------------------- -------------------- -------------------
Name             Number of Securities          % of Total Options Granted    Exercise Price       Expiration Date
                 Underlying Options and        to Employees in Fiscal Year   ($/Share)
                 Warrants
---------------- ----------------------------- ----------------------------- -------------------- -------------------
Stuart H.                             60,000*                         100 %                $0.90              3/1/15
Ferguson
---------------- ----------------------------- ----------------------------- -------------------- -------------------
* As of December 31, 2005 9,000 option shares were vested.


LONG-TERM INCENTIVE PLANS

As of December 31, 2005 there is no long-term incentive plan.

DIRECTOR COMPENSATION

There was no Director compensation in 2005.

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

-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
                                                                Nature of        Amount of                     Percent of
  Title of Class                Name and Address                Beneficial       Beneficial      Amount Paid      class
                                                                Ownership        Ownership
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
   Common Stock                 Jeffrey Garwin *                  Direct          425,000           $550          5.91%
  (no par value)            8301 Washington NE, Ste 5
                         Albuquerque, New Mexico, 87113
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
   Common Stock                    June Garwin                    Direct          425,000           $550          5.91%
  (no par value)            8301 Washington NE, Ste 5
                         Albuquerque, New Mexico, 87113
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
   Common Stock      John Cousins (Director/ Exec Officer) *      Direct          490,000          $73,500        6.82%
  (no par value)            8301 Washington NE, Ste 5
                         Albuquerque, New Mexico, 87113
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
   Common Stock      Leslie Robins (Director/ Exec Officer)       Direct          390,000          $58,500        5.43%
  (no par value)                        *
                            8301 Washington NE, Ste 5
                         Albuquerque, New Mexico, 87113
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
   Common Stock                   Irving Weiman                   Direct          850,000           $100         11.83%
  (no par value)            8301 Washington NE, Ste 5
                         Albuquerque, New Mexico, 87113
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
   Common Stock                    Lewis White                    Direct          946,000         $246,508       13.16%
      (no par               8301 Washington NE, Ste 5
      value)             Albuquerque, New Mexico, 87113
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
   Common Stock                  Advanced Optics                  Direct        1,132,285         $354,915       15.75%
  (no par value)            8301 Washington NE, Ste 5
                         Albuquerque, New Mexico, 87113
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------
   Common Stock       All Directors and Officers as a group       Direct        1,405,000         $147,550       18.16%
  (no par value)
-------------------- ---------------------------------------- --------------- ----------------- -------------- ------------

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

STOCK OPTIONS
----------------- ------------------------- --------------------- -------------------- --------------- ---------------
      Date                  Name            Options Outstanding   Percent of Options       Price         Expiration
                                                                      Outstanding
----------------- ------------------------- --------------------- -------------------- --------------- ---------------
    1/15/99       Dr. Jeff Garwin                         50,000                3.67%          $0.500         5/31/09
----------------- ------------------------- --------------------- -------------------- --------------- ---------------
    12/1/03       Herbert Whitaker                        75,000                 5.5%           TBD**         12/1/13
----------------- ------------------------- --------------------- -------------------- --------------- ---------------
    3/17/00       Ari Ma'ayan                            180,000                13.2%          $0.150         3/22/10
----------------- ------------------------- --------------------- -------------------- --------------- ---------------
    3/17/00       Dr. Jeff Garwin                        850,000               62.32%          $0.150         3/16/10
----------------- ------------------------- --------------------- -------------------- --------------- ---------------
     9/1/05       Stuart Ferguson                          9,000                 .66%          $ 0.90          9/1/15
----------------- ------------------------- --------------------- -------------------- --------------- ---------------
    10/3/05       Judith Thompson                        200,000               14.66%          $ 0.50         4/30/09
----------------- ------------------------- --------------------- -------------------- --------------- ---------------
                                                       1,364,000                 100%
----------------- ------------------------- --------------------- -------------------- --------------- ---------------

** Exercise Price to be determined as the closing price 30 days post IPO.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with Advanced Optics Electronics, Inc., an affiliated entity, ("ADOT") with an annual interest rate of 5%. On May 1, 2003 the Agreement was extended as an "on demand" line of credit with an annual interest rate of 5%. Interest expense related to such a line of credit for the years ended December 31, 2005, 2004 and for the period from Inception through December 31, 2005 was $59,947, $33,245 and $100,100, respectively. The outstanding balance on this line of credit as of December 31, 2005 was $1,391,423.

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

Leslie Robins is CEO of ADOT and Vice President of Biomoda. John Cousins is Vice President of Finance of ADOT and President of Biomoda.

As of December 31, 2005, the Company had advances of approximately $149,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum and are due on demand. Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2005. On December 31, 2004, one of the stockholders agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which is included in gain on forgiveness of debt in the accompanying statements of operations. In addition, he also agreed to waive his right to any future interest. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2005 and 2004 and for the period from Inception through December 31, 2005 was approximately $14,000, $12,000 and $137,000, respectively.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

Indexes to financial statements appear after the signature page to this Form 10-KSB.

--------------------------------------------------------------------------------
Exhibits
--------------------------------------------------------------------------------
3.1       Articles of Incorporation                    Incorporated by reference
                                                         to Exhibit 1 on Form
                                                         SB-2 filed 6/18/02
--------- -------------------------------------------- -------------------------
3.2       By-Laws                                      Incorporated by reference
                                                         to Exhibit 2 on Form
                                                         SB-2 filed 6/18/02
--------- -------------------------------------------- -------------------------
16.1      Prior Accountants letter,
            Hinkle & Landers, PC                       Incorporated by reference
                                                         to Exhibit 16.1 on Form
                                                         8-K filed November 12,
                                                         2003.
--------- -------------------------------------------- -------------------------
16.2      Prior Accountants letter, Squar Milner,      Incorporated by reference
            Reehl & Williamson, LLP                      to Exhibit 16.1 on Form
                                                         8-K/A filed January 13,
                                                         2005.

--------- -------------------------------------------- -------------------------
16.3      Prior Accountants letter, Singer, Lewak,     Incorporated by reference
            Greenbaum & Goldstein, LLP                   to Exhibit 16.1 on Form
                                                         8-K/A filed February
                                                         25, 2005.
--------- -------------------------------------------- -------------------------
23.1      Consent of Malone & Bailey, PC               Filed Herewith
--------- -------------------------------------------- -------------------------
23.2      Consent of Squar, Milner, Reehl and          Filed Herewith
            Williamson, LLP
--------- -------------------------------------------- -------------------------
31        Certification Pursuant To 18 U.S.C.          Filed Herewith
            Section 1350 As Adopted Pursuant To
            Section 302 Of The Sarbanes-Oxley
            Act Of 2002
--------- -------------------------------------------- -------------------------
32        Certification Pursuant To 18 U.S.C.          Filed Herewith
            Section 1350 As Adopted Pursuant To
            Section 906 Of The Sarbanes-Oxley
            Act Of 2002
--------- -------------------------------------------- -------------------------

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2004 and 2005 were $38,400 and $22,500, respectively.

AUDIT-RELATED FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were approximately $2,100 and $1,200 for the fiscal years ended December 31, 2004 and 2005.

ALL OTHER FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004 and 2005 were $0 and $0 respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    March 31, 2006

BIOMODA, INC. and Subsidiary

                                 BY: /s/ John J. Cousins
                                     -------------------
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Biomoda, Inc.
  (A Development Stage Company)
  Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Biomoda, Inc. (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the two years then ended and the period from January 3, 1990 (inception) to December 31, 2005. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2003 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2003 include total revenues and net loss of $23 and $1,717,544, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 22, 2006

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 2005



                               ASSETS

Current Assets
       Cash                                                         $        24
       Prepaid expenses                                                   6,436
                                                                ----------------
       Total Current Assets                                               6,460

Intangibles, net of accumulated
  amortization of $71,900                                               225,853

Property and Equipment, net of
  accumulated depreciation of $6,666                                      9,378
                                                                ----------------

                                                                    $   241,691
                                                                ================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable and accrued liabilities                         331,715
       Advances from stockholders                                       149,002
       Line of credit from an affiliated entity                       1,491,523
                                                                ----------------
       Total Current Liabilities                                      1,972,240

Commitments and Contingencies                                                 -

Stockholders' Deficit
       Class A redeemable preferred stock; no par value                       -
         2,000,000 shares authorized; cumulative and
         convertible; liquidation and redemption values
         of $1.50 and $1.80 per share; no shares issued
         and outstanding
       Undesignated preferred stock; 2,000,000 shares                         -
         authorized; no shares issued and outstanding
       Common stock, no par value, 100,000,000 shares
         authorized; 7,187,282 issued and outstanding                 1,370,696
       Deficit accumulated during development stage                  (3,101,245)
                                                                ----------------

       Total Stockholders' Deficit                                   (1,730,549)
                                                                ----------------

                                                                    $   241,691
                                                                ================



See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND FOR THE PERIOD
              FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2005

                                                                            January 3, 1990
                                                                            (Inception) to
                                                                             December 31,
                                                   2005           2004           2005
                                               -----------    -----------    -----------
Revenue                                        $      --      $      --      $        23
                                               -----------    -----------    -----------

Operating expenses
Professional fees                                   83,174        134,218        516,313
General and administrative                         141,284        106,139        474,211
Licensing fees                                      15,125         15,776        103,918
Research and development                           278,050        436,899      1,698,750
Depreciation and amortization                       20,922         15,348         81,680
                                               -----------    -----------    -----------
Total Operating Expenses                           538,555        708,380      2,874,872
                                               -----------    -----------    -----------

Loss from operations                              (538,555)      (708,380)    (2,874,849)

Other Income (Expenses)
Gain on forgivness of debt                            --           12,250         36,971
Interest income                                       --             --            3,870
Interest expense                                   (86,201)       (62,815)      (267,237)
Other expense                                         --             --             --
                                               -----------    -----------    -----------
Total Other Expenses                               (86,201)       (50,565)      (226,396)
                                               -----------    -----------    -----------

Loss Before Provision For Income Taxes            (624,756)      (758,945)    (3,101,245)

Provision for income taxes                            --             --             --
                                               -----------    -----------    -----------

Net Loss                                       $  (624,756)   $  (758,945)   $(3,101,245)
                                               ===========    ===========    ===========
Basic and diluted weighted average number
    of common shares outstanding                 7,143,967      6,928,151
                                               ===========    ===========

Basic and diluted loss per common share        $    (0.09)    $    (0.11)
                                               ===========    ===========


See accompanying notes to these condensed consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
      FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2005


                                                            Common Stock                                           Total
                                                        ---------------------      Additional                   Stockholders'
                                                                                     Paid In     (Accumulated     (Deficit)
                                                       Shares         Amount         Capital       Deficit)        Equity
                                                     -----------    -----------    -----------    -----------    -----------
Inception                                                   --      $      --      $      --      $      --      $      --
Issuance of Common Stock, June 26, 1991                2,997,000         18,433           --             --           18,433
Cumulative Net Loss for the period from
   January 3, 1990 (date of inception)
     to December 31, 1996                                   --             --             --          (60,010)       (60,010)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996                             2,997,000         18,433           --          (60,010)       (41,577)
Issuance of Common Stock Warrants on
   December 31, 1997 (100,952 warrants
       at exercise price of $.20)                           --             --             --             --             --
Net loss                                                    --             --             --          (32,914)       (32,914)
                                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                             2,997,000         18,433           --          (92,924)       (74,491)
Issuance of Common Stock, January 20, 1998                59,940         10,000           --             --           10,000
Exercise of Common Stock Warrants on
   March 17, 1998                                        100,952         20,190           --             --           20,190
Issuance of Common Stock, April 15, 1998,
   net of stock issuance costs                           631,578        276,350           --             --          276,350
Issuance of Common Stock Options, April 15, 1998            --           23,650           --             --           23,650
Exercise of Common Stock Options,
   November 2, 1998                                       62,237         23,670           --             --           23,670
Net loss                                                    --             --             --         (295,948)      (295,948)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                             3,851,707        372,293           --         (388,872)       (16,579)
Issuance of Common Stock, January 30, 1999               180,000         87,300           --             --           87,300
Issuance of Common Stock, for the month of
   March, 1999                                           310,000        150,300           --             --          150,300
Issuance of Common Stock, May 29, 1999                    51,546         25,000           --             --           25,000
Issuance of Common Stock, June 2, 1999                    95,092         50,000           --             --           50,000
Issuance of Common Stock, September 30, 1999              51,546         25,000           --             --           25,000
Issuance of Common Stock, December 29, 1999               92,005         50,143           --             --           50,143
Net loss                                                    --             --             --         (303,956)      (303,956)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                             4,631,896        760,036           --         (692,828)        67,208
Exercise of Common Stock Options,
   February 24, 2000                                     166,535         80,770           --             --           80,770
Issuance of Common Stock, May 12, 2000                   253,609         56,000           --             --           56,000
Exercise of Common Stock Options, June 8, 2000            62,497         30,312           --             --           30,312
Issuance of Common Stock, for the month of
   September, 2000                                        96,745         21,086           --             --           21,086
Exercise of Common Stock Options, November 3, 2000        66,000          7,491           --             --            7,491
Issuance of Common Stock for Services,
   December 8, 2000                                       40,000         19,400           --             --           19,400
Net loss                                                    --             --             --         (257,139)      (257,139)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                             5,317,282        975,095           --         (949,967)        25,128
Issuance of Common Stock for Services,
   January 25, 2001                                        5,000          2,425           --             --            2,425
Issuance of Common Stock, January 31, 2001               160,000         24,000           --             --           24,000
Issuance of Common Stock for Services,
   April 6, 2001                                          15,000          7,276           --             --            7,276
Issuance of Common Stock, for the month of
   April, 2001                                           120,000         58,200           --             --           58,200
Issuance of Common Stock, June 28, 2001                   20,000          9,700           --             --            9,700
Issuance of Common Stock, for the month of
   August, 2001                                          110,000         53,500           --             --           53,500
Issuance of Common Stock, November 7, 2001                10,000          5,000           --             --            5,000
Net loss                                                    --             --             --         (372,655)      (372,655)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                             5,757,282      1,135,196           --       (1,322,622)      (187,426)
Net loss                                                    --             --             --          (83,689)       (83,689)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                             5,757,282      1,135,196           --       (1,406,311)      (271,115)
Exercise of stock options, July 11, 2003                 980,000        147,000           --             --          147,000
Net loss                                                    --             --             --         (311,233)      (311,233)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                             6,737,282      1,282,196           --       (1,717,544)      (435,348)
Issuance of Common Stock for Service,
   February 9, 2004                                       35,000          5,250           --             --            5,250
Exercise of Common stock Options, February 9, 2004        60,000         30,000           --             --           30,000
Issuance of Common Stock for Services,
   August 5, 2004                                         85,000         12,750           --             --           12,750
Exercise of Common stock Options,
   September 27, 2004                                     200,000        30,000           --             --           30,000
Net loss, December 31, 2004                             (758,945)      (758,945)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004                             7,117,282    $ 1,360,196    $      --      $(2,476,489)   $(1,116,293)
                                                     -----------    -----------    -----------    -----------    -----------
Issuance of Common Stock for Service,
       May 27, 2005                                       30,000    $     4,500           --             --            4,500
Issuance of Common Stock for Services,                    40,000    $     6,000           --             --            6,000
       October 12, 2005
Net loss                                                     --            --              --        (624,756)      (624,756)
                                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2005                             7,187,282    $ 1,370,696    $       --     $(3,101,245)   $(1,730,549)
                                                     =======================================================================

The accompanying notes are an integral part of these consolidated financial statements

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2005

                                                                                     January 3, 1990
                                                          Year Ended     Year Ended    (Inception)
                                                          December 31,   December 31,   to December
                                                             2005           2004         31, 2005
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $  (624,756)   $  (758,945)   $(3,101,245)
Adjustments to reconcile net loss to
     net cash used in operating activities:
Stock options expense                                           --             --          147,000
Issuance of common stock for services                          6,000          5,250         51,746
Issuance of common stock for bonuses to employees              4,500         12,750         17,250
Loss on sale of assets                                          --             --              358
Foreign currency transactions                                   --             --            3,247
Non-cash loss on debt settlement                                --            4,893          4,893
Depreciation and amortization                                 20,922         15,347         81,680
Changes in operating assets and liabilities:
Accounts receivable                                             --             --           (7,620)
Other Assets                                                  (3,195)          --            1,184
Accounts payable and accrued liabilities                     100,204        136,530        437,673
Advances from stockholders                                      --             --            9,564
                                                         -----------    -----------    -----------
Net cash flows used in operating activities                 (496,325)      (584,175)    (2,354,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                              --          (14,180)       (24,179)
Sale of property and equipment                                  --             --            1,139
Organizational costs                                            --             --             (560)
Patent, trademark and license fee                            (35,383)       (63,742)      (297,753)
                                                         -----------    -----------    -----------
Net cash flows used in investing activities                  (35,383)       (77,922)      (321,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances                          14,014           --          100,028
Proceeds from line of credit from an affiliated entity       516,358        658,710      1,491,523
Issuance of common stock for cash                               --             --        1,084,096
                                                         -----------    -----------    -----------
Net cash flows provided by financing activities              530,372        658,710      2,675,647

Net (decrease) increase in cash                               (1,336)        (3,387)            24

Cash, beginning of period                                      1,360          4,747           --
                                                         -----------    -----------    -----------
Cash, end of period                                      $        24    $     1,360    $        24
                                                         ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid for :
      Interest                                           $      --      $      --      $      --
                                                         ===========    ===========    ===========
      Income Taxes                                       $      --      $      --      $      --
                                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the periods ended December 31, 2004 and 2003, and for the period from January 3, 1990 (Inception) through December 31, 2004.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

The Company's primary focus is on early cancer detection technology. The Company's novel cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. The Company obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, the Company filed a new U.S. provisional patent application defining the ability of the Company's version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. The Company began the commercialization process by trademarking the technology as CyPath. Management expects to continue assay valuation work and register its product with the FDA in 2006.

On May 11, 2004, the Company's board of directors approved an increase in the number of shares of common stock authorized from 15,000,000 to 100,000,000. Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company has not sold any shares under this registration statement as of December 31, 2005.

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2005, the Company had an accumulated deficit of $3,101,245 and a working capital deficit of approximately $1,966,000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company is competing against companies with the financial and intellectual resources and expressed intent of performing rapid technological innovation and substantial scientific research. The Company's resources are limited and must be allocated to focused objectives in order to succeed.

The area of biopharmaceutical research is subject to rapid and significant technological changes. Developments and advances in the medical industry by either competitors or neutral parties can affect the Company's business in either a positive or negative manner.

Developments and changes in technology that are favorable to the Company may significantly advance the potential of the Company's research while developments and advances in research methods outside of the methods the Company uses may severely hinder, or halt completely the Company's development.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RISKS AND UNCERTAINTIES (continued)

Before marketing any of its products, the Company will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to the Company. During each investigative study and prior to its completion, the results of the investigations will remain blinded to ensure the integrity of the study. The Company will not know the results of any study, favorable or unfavorable to the Company, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

Biomoda is a small company in terms of employees, technical and research resources and capital. These factors could hinder the Company's ability to meet changes in the medical industry as rapidly or effectively as competitors with substantially more resources.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS

The financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash. The Company places its cash with high credit quality institutions.

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. As of December 31, 2005, no such balances were in excess of the FDIC limit.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of December 31, 2005, due to their short-term nature.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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


RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. The Company incurred approximately $278,000, $437,000 and $1,699,000 of research and development expenses for the years ended December 31, 2005 and 2004 and for the period from Inception through December 31, 2005.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION (continued)

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

                                               2005         2004
                                            ---------    ---------
Net loss, as reported                       $(624,756)   $(758,945)
Stock-based compensation, net of tax               --           --
Less stock-based compensation determined
  under fair value based method                (1,326)          --
                                            ---------    ---------
Net loss, pro forma                         $(626,082)   $(758,945)
                                            =========    =========

Basic and diluted loss per common share:
  As reported                               $   (0.09)   $   (0.11)
  Pro forma                                 $   (0.09)   $   (0.11)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


BASIC AND DILUTED LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares as of December 31, 2005 or 2004. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. PATENTS

The Company has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, the Company will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. The Company has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2005. The Company also pays an annual fee in the amount of $15,000 to renew such license agreement.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2005:

Trade accounts payable                      $     106,129
Accrued expense and contingency                   149,018
Accrued taxes payable                              76,568
                                            --------------
                                            $     331,715
                                            ==============



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------



5.  ADVANCES FROM STOCKHOLDERS

As of December 31, 2005, the Company had advances and accrued interest of approximately $149,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. On December 31, 2003, a third stockholder agreed to forgive all accrued interest payable to him in the amount of approximately $25,000, which represents the gain on forgiveness of debt in the accompanying statements of operations. In 2004, he accepted 200,000 shares of common stock as repayment of the remaining balance. Interest expense related to such advances for the years ended December 31, 2005 and 2004 and for the period from Inception through December 31, 2005 were approximately $14,000, $12,000 and $137,000, respectively.


6.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. As of December 31, 2005, the Company had a balance of approximately $1,492,000 on this line of credit. Interest expense related to such a line of credit for the years ended December 31, 2005, 2004 and for the period from Inception through December 31, 2005 was approximately $60,000, $27,000 and $100,000, respectively.


7. EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, the Company authorized the issuance of 4,000,000 shares of preferred stock. The Company designated 2,000,000 shares as the series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of the Company. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2005, the Company has not issued any preferred shares.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK

During 2004, the Company authorized an increase in the number of authorized shares of common stock from 15,000,000 to 100,000,000.

On May 27, 2005 the Company issued 30,000 shares of restricted common stock to one of its employees for bonuses at approximately $4,500 (estimated by management to be the fair value at the date of grant).

On October 12, 2005, the Company issued 40,000 shares of restricted common stock for services at approximately $6,000 (estimated by management to be the fair value at the date of grant).

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

                                                               Weighted-Average
                                           Number of Shares     Exercise Price
                                          --------------------------------------

Options outstanding and exercisable at       1,725,000            $0.22
       December 31, 2003
             Expired                           (60,000)           $0.50
             Exercised                        (260,000)           $0.50
                                            -----------

Options outstanding and exercisable at
       December 31, 2004                     1,405,000            $0.21
                                            ===========
            Granted                              9,000            $0.90
            Expired                            (50,000)           $0.50
                                            -----------
Options outstanding and exercisable at
         December 31, 2005                   1,364,000            $0.21
                                            ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------


7. EQUITY TRANSACTIONS (continued)

The number of outstanding and exercisable options as of December 31, 2005 is provided below:


                                                               Outstanding and Exercisable
                                               ------------------------------------------------------------
                                                                                       Weighted-Average
                                                                  Weighted-Average  Remaining Life (Years)
                                               Number of Shares    Exercise Price
          Range of Exercise Prices
 --------------------------------------------  ------------------ ---------------- ------------------------

                 $0.15                                1,030,000        $0.15                 4.21
                 $0.50                                  250,000        $0.50                 3.29
                                               ------------------
                 $0.90                                    9,000        $0.90                 9.17
                                               ------------------
              undetermined                               75,000         n/a                  7.92
                                               ------------------
                                                      1,364,000
                                               ==================

8.  OTHER RELATED PARTY TRANSACTION

On May 1, 2002, the Company entered into an agreement with ADOT to sublease office space for $300 a month. The lease is on a month-to-month basis and the Company is to abide with all relevant covenants of the master lease.

On December 1, 2003, the Company entered into an agreement with ADOT to lease certain lab equipment for $500 a month.

9. INCOME TAXES

For the years ended December 31, 2005 and 2004, and the period from Inception through December 31, 2005, the Company had no significant current or deferred net income tax expense. The Company has recorded a 100% on all deferred tax assets.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------

9. INCOME TAXES (continued)

The net deferred income tax asset (liability) consists of the following at December 31, 2005:


Net Operating Losses                      $1,245,000
Valuation allowance                       (1,245,000)
                                       --------------
                                                   -
Deferred income tax liabilities                    -
                                       --------------
                                          $        -
                                       ==============

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax asset as of December 31, 2005 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax asset. The allowance for deferred tax assets increased by approximately $462,000 during 2005.

As of December 31, 2005, the Company had various federal and state net operating loss carry forward of approximately $3,662,000 that have initial carry forward periods between five and twenty years.

The utilization of some or all of the Company's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision (benefit) for income taxes is as follows:

                                                     2005            2004
                                               --------------- ---------------
U.S. Federal Statutory tax at 34%                 $(212,417)      $(244,159)
State Taxes, net of federal benefit                 (37,485)        (43,087)
         Valuation Allowance                        249,902         287,246
                                               --------------- ---------------
Provision (benefit) for income taxes              $       -       $       -
                                               =============== ===============


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          BIOMODA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

--------------------------------------------------------------------------------

10.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the periods ended December 31:

                                                        2005            2004
                                                    -----------     -----------
Numerator for basic and diluted loss
       per common share:
   Net loss charged to common stockholders          $  (624,756)    $  (758,945)

Denominator for basic and diluted loss
       per common share:
   Weighted average number of shares                  7,143,967       6,928,151
                                                    -----------     -----------
  Basic and diluted loss per common share           $     (0.09)    $     (0.11)
                                                    ===========     ===========

The Company reported a net loss for the years ended December 31, 2005 and 2004. As a result, shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such stock options would be antidilutive.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On November 10, 2003, the Company entered into a one-year lease agreement, with one year renewal options, to lease a laboratory facility comprised of two labs and four offices. A one year renewal was executed on November 10, 2004. The monthly rental payment is in the amount of approximately $3,195.

Total rent expense for the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2005 was approximately $40,000, $40,000 and $119,000, respectively.

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

The Company has filed an action seeking the court to declare that a contingent obligation to a former employee is not due until after the Company's IPO is funded. The contingency is reflected on the balance sheet.

--------------------------------------------------------------------------------
F-20