Form 10QSB
period 2006-03-31
BIOMODA INC/NM
filed 2006-05-15
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2006


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

The number of issuer's shares of Common Stock outstanding as of May 15, 2006 was 7,187,282.

Transitional Small Business Disclosure Format (check one): Yes         No  X
                                                               ----       ----

                                TABLE OF CONTENTS

PART I. Financial Information

Item 1. Consolidated Financial Statements.............................F-1 to F-5

Item 2. Management's Discussion and Analysis or Plan of Operation..............4

Item 3. Controls and Procedures................................................6

PART II. Other Information

Item 1. Legal Proceedings......................................................7

Item 2. Changes in Securities..................................................7

Item 3. Defaults Upon Senior Securities........................................7

Item 4. Submission of Matters to a Vote of Security Holders....................7

Item 5. Other Information......................................................7

Item 6. Exhibits...............................................................7

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

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                        BIOMODA, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEETS

                                                                      March 31,     December 31,
                                                                        2006            2005
                                                                     (UNAUDITED)
                                                                     -----------    -----------
                                   ASSETS

Current Assets
    Cash                                                             $      --      $        24
    Cash, restricted                                                      30,000           --
    Prepaid expenses                                                       3,241          6,436
                                                                     -----------    -----------
        Total Current Assets                                              33,241          6,460

Patents, net of accumulated amortization
   of $76,008 and $71,900                                                221,745        225,853

Property and Equipment, net of accumulated depreciation
   of $7,405 and $6,666                                                    8,639          9,378
                                                                     -----------    -----------

                                                                     $   263,625    $   241,691
                                                                     ===========    ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Bank overdraft                                                   $    14,961    $      --
    Accounts payable and accrued liabilities                             402,150        331,715
    Common stock payable                                                  30,000           --
    Advances from stockholders                                           152,758        149,002
    Line of credit from an affiliated entity                           1,659,818      1,491,523
                                                                     -----------    -----------
        Total Current Liabilities                                      2,259,687      1,972,240
                                                                     -----------    -----------

Commitments and Contingencies

Stockholders' Deficit
    Class A redeemable preferred stock; no par value                       --             --
        2,000,000 shares authorized; cumulative and
        convertible; liquidation and redemption values
        of $1.50 and $1.80 per share; no shares issued
        and outstanding
    Undesignated preferred stock; 2,000,000 shares                         --             --
        authorized; no shares issued and outstanding
    Common stock, no par value, 100,000,000 shares
        authorized; 7,187,282 issued and outstanding                   1,373,946      1,370,696
    Deficit accumulated during development stage                      (3,370,008)    (3,101,245)
                                                                     -----------    -----------

        Total Stockholders' Deficit                                   (1,996,062)    (1,730,549)
                                                                     -----------    -----------

                                                                     $   263,625    $   241,691
                                                                     ===========    ===========


See accompanying notes to these consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTHS PERIOD ENDED MARCH 31, 2006 AND 2005
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2006
                                   (UNAUDITED)


                                                    Three Months Ended March 31   January 3, 1990
                                                 -------------------------------   (Inception) to
                                                      2006             2005        March 31, 2006
                                                 --------------   --------------   --------------
Revenue                                          $         --     $         --     $           23
                                                 --------------   --------------   --------------

Operating expenses
    Professional fees                                    13,500            1,904          529,813
    General and administrative                          113,582           14,918          587,793
    Licensing fees                                         --               --            103,918
    Research and development                            112,278           65,969        1,811,028
    Depreciation and amortization                         4,847            4,321           86,527
                                                 --------------   --------------   --------------
        Total Operating Expenses                        244,207           87,112        3,119,079
                                                 --------------   --------------   --------------

Loss from operations                                   (244,207)         (87,112)      (3,119,056)

Other Income (Expenses)
    Gain on forgiveness of debt                            --               --             36,971
    Interest income                                        --               --              3,870
    Interest expense                                    (24,556)         (19,183)        (291,793)
                                                 --------------   --------------   --------------
        Total Other Expenses                            (24,556)         (19,183)        (250,952)
                                                 --------------   --------------   --------------

Net loss                                         $     (268,763)  $     (106,295)  $   (3,370,008)
                                                 ==============   ==============   ==============

Basic and diluted weighted average
    number of shares outstanding                      7,187,282        7,117,282
                                                 ==============   ==============

Basic and diluted loss per common share          $        (0.04)  $        (0.01)
                                                 ==============   ==============


See accompanying notes to these consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2006
                                   (UNAUDITED)


                                                            Three Months    Three Months    January 3, 1990
                                                               Ended           Ended        (Inception) to
                                                           March 31, 2006   March 31, 2005   March 31, 2006
                                                           --------------   --------------   --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                   $     (268,763)  $     (106,295)  $   (3,370,008)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Stock options expense                                           3,250             --            150,250
    Issuance of common stock for services                            --               --             51,746
    Issuance of common stock for bonuses to employees                --               --             17,250
    Loss on sale of assets                                           --               --                358
    Foreign currency transactions                                    --               --              3,247
    Non-cash loss on debt settlement                                 --               --              4,893
    Depreciation and amortization                                   4,847            4,500           86,527
Changes in operating assets and liabilities:
    Accounts receivable                                              --               --             (7,620)
    Other Assets                                                    3,195             --              4,379
    Bank overdraft                                                 14,961             --             14,961
    Accounts payable and accrued liabilities                      100,435           (3,957)         538,108
    Advances from stockholders                                       --               --              9,564
                                                           --------------   --------------   --------------
Net cash flows used in operating activities                      (142,075)        (105,752)      (2,496,345)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                               --               --            (24,179)
    Sale of property and equipment                                   --               --              1,139
    Investment in restricted cash                                 (30,000)            --            (30,000)
    Organizational costs                                             --               --               (560)
    Patent, trademark and license fee                                --            (30,953)        (297,753)
                                                           --------------   --------------   --------------
Net cash flows used in investing activities                       (30,000)         (30,953)        (351,353)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stockholders' advances                            3,756             --            103,784
    Proceeds from line of credit from an affiliated entity        168,295          135,925        1,659,818
    Issuance of common stock for cash                                --               --          1,084,096
                                                           --------------   --------------   --------------
Net cash flows provided by financing activities                   172,051          135,925        2,847,698

Net (decrease) increase in cash                                       (24)            (780)             0

Cash, beginning of period                                              24            1,360             --

                                                           --------------   --------------   --------------
Cash, end of period                                        $           0    $          580   $          0
                                                           ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                  --------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005
                  --------------------------------------------

1. BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements  of  Biomoda,  Inc.
("Biomoda") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in Biomoda's 2005 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, Biomoda is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. Biomoda had not sold any shares under such Registration Statement as of March 31, 2006.

2. DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of March 31, 2006, Biomoda had an accumulated deficit of $3,370,008 and a working capital deficit of $2,226,446.

In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to Biomoda's ability to continue as a going concern.

Biomoda will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of Biomoda's common stock offered in its Registration Statement. Advanced Optics Electronics, Inc. ("ADOT") continues to provide Biomoda with bridge financing needed to fund the day-to-day operations until Biomoda has raised sufficient capital to fund its operations.


There is no assurance that Biomoda will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Biomoda. The consolidated financial statements do not include any adjustments that might be necessary should Biomoda be unable to continue as a going concern.

--------------------------------------------------------------------------------

                  --------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005
                  --------------------------------------------

3. STOCK - BASED COMPENSATION

On January 1, 2006 Biomoda adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Biomoda adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, Biomoda accounted for stock-based compensation to employees and directors under the intrinsic value method under APB Opinion No. 25. Under this method, Biomoda recognized no compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date. Had Biomoda determined compensation expense for stock option grants based on their estimated fair value at their grant date, Biomoda's net loss and net loss per share would have been as follows:

                                                       Three Months Ended
                                                          March 31, 2005
                                                       ------------------

Net loss, as reported                                  $      (106,295)

Add:    stock-based compensation expense
        determined under intrinsic value method                      -

Deduct: stock-based compensation expense
        determined under fair value based method                  (945)
                                                       ------------------
Pro forma net loss                                         $  (107,240)
                                                       ------------------
Net loss per share, basic and diluted:
As reported                                                      (0.01)
Pro forma                                                        (0.02)

The weighted average fair value of the stock options granted during the three months ended March 31, 2006 was $0.15. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.4%, (2) expected option life is the actual remaining life of the options as of the period end,
(3) expected volatility is 264% and (4) zero expected dividends.

-------------------------------------------------------------------------------

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

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company had not sold any shares as of March 31, 2006, but had received $30,000 in stock subscription funds. Subsequently, an additional $30,000 was received in April.


PLAN OF OPERATION

Our plan of operation for the next six months is: to complete the validation studies for our lung cancer assay, design our diagnostic product, choose our contract manufacturing partner, manufacture our initial batches, register our product with the FDA and then with European authorities for our CE mark, and begin marketing to reference labs in the US and Europe. We intend to have revenues in the third quarter of 2007. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next three months. The Company is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

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

Over the next twelve months management will continuously evaluate and refine our business plan which includes assessing the technology we utilize and the markets we intend to serve and evaluating the prospect of expanding into additional products and markets as business conditions warrant. In connection with this continual evaluation, management will also look at taking actions designed to mitigate any and all risks associated with our business plan.

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

Comparison of the three month periods Ended March 31, 2006 and 2005
-------------------------------------------------------------------

REVENUE. As of March 31, 2006, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs increased to approximately $112,000 in the three months ended March 31, 2006 from approximately $66,000 in the three months ended March 31, 2005, due to increased personnel expense. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, including professional fees, increased to approximately $114,000 in the three months ended March 31, 2006 from $15,000 in the three months ended March 31, 2005. This increase was due primarily to approximately $75,000 additional public relations expense related to the Company's current stock offering. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) consists of interest and other income and expense. Other (expense) increased to approximately $25,000 in the three months ended March 31, 2006 from approximately $19,000 in the three months ended March 31, 2005 due to larger balances in intercompany debt.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of March 31, 2006 we have raised net proceeds of approximately $2,787,000 from these sources.

Product development expenditures, including personnel expense, approximated $112,000 for the three months ended March 31, 2006. Funds for operations, product development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.

Management believes that sales of securities will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of 2006. In addition, ADOT will continue to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations. At that time it is anticipated that sales of our initial screening product will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

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

ITEM 3:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, March 31,
2006). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

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

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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


Dated: May 15, 2006

BIOMODA, INC. and Subsidiary

                                     BY:/s/John J. Cousins
                                     ---------------------
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)