Form 10QSB
period 2006-06-30
BIOMODA INC/NM
filed 2006-08-14
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 2006


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

The number of issuer's shares of Common Stock outstanding as of August 14, 2006 was 7,187,282.

Transitional Small Business Disclosure Format (check one): Yes         No  X
                                                               ----       ----

                                TABLE OF CONTENTS

PART I. Financial Information

Item 1. Consolidated Financial Statements.............................F-1 to F-7

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

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS


                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,     December 31,
                                                                      2006            2005
                                                                   (UNAUDITED)
                                                                   -----------    -----------
                             ASSETS

Current Assets
       Cash                                                        $       112    $        24
       Cash, restricted                                                 30,000           --
       Prepaid expenses                                                  3,241          6,436
                                                                   -----------    -----------
       Total Current Assets                                             33,353          6,460

Patents, net of accumulated amortization
    of $80,115 and $71,900                                             217,638        225,853

Property and Equipment, net of accumulated
    depreciation of $8,144 and $6,666                                    7,900          9,378
                                                                   -----------    -----------

                                                                   $   258,891    $   241,691
                                                                   ===========    ===========


             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable and accrued liabilities                    $   443,180    $   331,715
       Common stock payable                                             30,000           --
       Advances from stockholders                                      156,652        149,002
       Line of credit from an affiliated entity                      1,838,091      1,491,523
                                                                   -----------    -----------
       Total Current Liabilities                                     2,467,923      1,972,240
                                                                   -----------    -----------

Commitments and Contingencies

Stockholders' Deficit
       Class A  redeemable  preferred  stock;  no  par  value
         2,000,000  shares authorized;  cumulative  and
         convertible;  liquidation  and redemption values
         of $1.50 and $1.80 per share; no shares issued
         and outstanding                                                  --             --
       Undesignated preferred stock; 2,000,000 shares
         authorized; no shares issued and outstanding                     --             --
       Common stock, no par value, 100,000,000 shares
         authorized; 7,187,282 issued and outstanding                1,377,196      1,370,696
       Treasury stock                                                   (9,000)             0
       Deficit accumulated during development stage                 (3,577,228)    (3,101,245)
                                                                   -----------    -----------

       Total Stockholders' Deficit                                  (2,209,032)    (1,730,549)
                                                                   -----------    -----------

                                                                   $   258,891    $   241,691
                                                                   ===========    ===========


See accompanying notes to these consolidated financial statements


                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX-MONTHS PERIOD ENDED JUNE 30, 2006 AND 2005
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO JUNE 30, 2006
                                   (UNAUDITED)


                                                                            January 3, 1990
                                                 Six Months Ended June 30    (Inception)
                                               --------------------------     to June 30,
                                                   2006           2005           2006
                                               -----------    -----------    -----------
Revenue                                        $      --      $      --      $        23
                                               -----------    -----------    -----------

Operating expenses
 Professional fees                                  21,643         13,256        537,956
 General and administrative                        137,844         67,432        612,055
 Licensing fees                                     15,000         15,000        118,918
 Research and development                          258,725        148,534      1,957,475
 Depreciation and amortization                       9,693          9,264         91,373
                                               -----------    -----------    -----------
    Total Operating Expenses                       442,905        253,486      3,317,777
                                               -----------    -----------    -----------

Loss from operations                              (442,905)      (253,486)    (3,317,754)

Other Income (Expenses)
 Gain on forgiveness of debt                        16,064           --           53,035
 Interest income                                      --             --            3,870
 Interest expense                                  (49,142)       (50,436)      (316,379)
                                               -----------    -----------    -----------
    Total Other Expenses                           (33,078)       (50,436)      (259,474)
                                               -----------    -----------    -----------

Net loss                                       $  (475,983)   $  (303,922)   $(3,577,228)
                                               ===========    ===========    ===========

Basic and diluted weighted average               7,187,282      7,131,128
    number of shares outstanding
                                               ===========    ===========

Basic and diluted loss per common share        $     (0.07)   $     (0.04)
                                               ===========    ===========


See accompanying notes to these consolidated financial statements.


                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTHS PERIOD ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                      Three Months Ended June 30
                                                    ---------------------------
                                                         2006            2005
                                                    -----------    ------------


Revenue                                               $      --       $      --
                                                    -----------     -----------
Operating expenses
 Professional fees                                        8,143          11,355
 General and administrative                              24,262          52,514
 Licensing fees                                          15,000          15,000
 Research and development                               146,447          82,565
 Depreciation and amortization                            4,846           4,942
                                                    -----------     -----------
Total Operating Expenses                                198,698         166,376
                                                    -----------     -----------

Loss from operations                                   (198,698)       (166,376)

Other Income (Expenses)
 Gain on debt settlement                                 16,064            --
 Interest income                                             --              --
 Interest expense                                       (24,586)        (31,253)
                                                    -----------     -----------
Total Other Expenses                                     (8,522)        (31,253)
                                                    -----------     -----------

Net loss                                            $  (207,220)    $  (197,629)
                                                    ===========     ===========

Basic and diluted weighted average number of          7,187,282       7,147,282
    shares outstanding
                                                    ===========     ===========

Basic and diluted loss per common share             $     (0.03)    $     (0.03)
                                                    ===========     ===========


See accompanying notes to these consolidated financial statements.

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
      AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO JUNE 30, 2006
                                   (UNAUDITED)


                                                             Six-Months       Six-Months      January 3, 1990
                                                               Ended            Ended        (Inception) to
                                                            June 30, 2006    June 30, 2005    June 30, 2006
                                                           --------------   --------------   --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                   $     (475,983)  $     (303,922)  $   (3,577,228)
Adjustments to reconcile net loss to
     net cash used in operating activities:
 Stock options expense                                              6,500             --            153,500
 Issuance of common stock for services                               --               --             51,746
 Issuance of common stock for bonuses to employees                   --              4,500           17,250
 Loss on sale of assets                                              --               --                358
 Foreign currency transactions                                       --               --              3,247
 Gain on debt settlement                                          (16,064)            --            (11,171)
 Depreciation and amortization                                      9,693            9,264           91,373
Changes in operating assets and liabilities:
 Accounts receivable                                                 --               --             (7,620)
 Other Assets                                                       3,195             --              4,379
 Accounts payable and accrued liabilities                         127,529           43,737          565,202
 Advances from stockholders                                          --               --              9,564
                                                           --------------   --------------   --------------
Net cash flows used in operating activities                      (345,130)        (246,421)      (2,699,400)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                  --               --            (24,179)
 Sale of property and equipment                                      --               --              1,139
 Investment in restricted cash                                    (30,000)            --            (30,000)
 Organizational costs                                                --               --               (560)
 Patent, trademark and license fee                                   --            (41,461)        (297,753)
                                                           --------------   --------------   --------------
Net cash flows used in investing activities                       (30,000)         (41,461)        (351,353)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stockholders' advances                               7,650             --            107,678
 Proceeds from line of credit from an affiliated entity           346,568          286,704        1,838,091
 Purchase of treasury stock                                        (9,000)            --             (9,000)
 Proceeds from common stock subscriptions                          30,000             --             30,000
 Issuance of common stock for cash                                   --               --          1,084,096
                                                           --------------   --------------   --------------
Net cash flows provided by financing activities                   375,218          286,704        3,050,865

Net (decrease) increase in cash                                        88           (1,178)             112

Cash, beginning of period                                              24            1,360             --

                                                           --------------   --------------   --------------
Cash, end of period                                        $          112   $          182   $          112
                                                           ==============   ==============   ==============

See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
                                 BIOMODA, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The  accompanying  unaudited  interim  financial  statements  of  Biomoda,  Inc.
("Biomoda") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in Biomoda's 2005 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, Biomoda is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per Share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. Biomoda had not sold any shares under such Registration Statement as of June 30, 2006.

2. DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of June 30, 2006, Biomoda had an accumulated deficit of $3,547,228 and a working capital deficit of $2,434,570.

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

                                    Page F-5

--------------------------------------------------------------------------------
                                 BIOMODA, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

There is no assurance that Biomoda will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Biomoda. The consolidated financial statements do not include any adjustments that might be necessary should Biomoda be unable to continue as a going concern.

3. STOCK - BASED COMPENSATION

On January 1, 2006, Biomoda adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Biomoda adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the six month period ended June 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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


                                                     Six Months Ended   Three Months Ended
                                                       June 30, 2005      June 30, 2005
                                                       ------------       ------------
Net loss, as reported                                  $   (303,922)      $   (197,629)

Add: stock-based compensation expense determined
         under intrinsic value method                          --                 --

Deduct: stock-based compensation expense determined
            under fair value based method                    (1,404)              (702)
                                                       ------------       ------------
Pro forma net loss                                     $   (305,326)      $   (198,331)
                                                       ------------       ------------

Net loss per share, basic and diluted:
As reported                                            $      (0.04)      $      (0.03)
Pro forma                                                     (0.04)             (0.03)



--------------------------------------------------------------------------------
                                    Page F-6

--------------------------------------------------------------------------------
                                 BIOMODA, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

The weighted average fair value of the stock options granted during the six months ended June 30, 2006 and 2005 was $0.15 and $0.15, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.4% and 4.4%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 264% to 835% and
(4) zero expected dividends.

4. SETTLEMENT OF CLAIM

On June 15, 2006, Biomoda settled a claim with a former employee. Biomoda paid $50,000 and agreed to pay $10,000 per month for eight months, beginning on June 30, 2006. The former employee gave 60,000 shares of Biomoda common stock valued at $9,000 back to Biomoda. As of the settlement date, Biomoda had accrued $137,064 as potential liability in the matter. The settlement resulted in a gain of $16,064.


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

Pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, the Company is offering for sale up to 6,000,000 shares of its common stock at a price of $3 per share. The Registration Statement was declared effective on February 11, 2005. The Offering will terminate on the earlier of February 11, 2008 or the date on which the maximum number of shares have been sold. The Company had not sold any shares as of June 30, 2006, but had received $30,000 in stock subscription funds.


PLAN OF OPERATION

Our plan of operation for the next six months is: to complete the validation studies for our cancer assay, design our diagnostic product, choose our contract manufacturing partner, manufacture our initial batches, register our product with the FDA and then with European authorities for our CE mark, and begin marketing to reference labs in the US and Europe. We intend to have revenues in the third quarter of 2007. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next three months. The Company is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

Our initial product is a diagnostic test for cancer that will be performed in vitro using samples from the patient. Our test does not require any invasive sample harvesting. The sample will be sent to a clinical lab where the procedure will be performed to determine the presence, or not, of cancer or precancerous cells. Our diagnostic test can be used in various cell samples and we intend to create and market products to diagnose and screen for many prevalent cancers such as breast, cervical, bladder, and colorectal. We have determined that our initial markets will be the developed nations of Europe, North America and Japan. This has been determined on the basis of available healthcare delivery and payer infrastructure. Japan is leading the world, having instituted a nationwide cancer-screening program. We also intend to sell our product in additional markets throughout the world. We will market different product formats based on the region of the world.

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

Comparison of the three and six month periods Ended June 30, 2006 and 2005
--------------------------------------------------------------------------

REVENUE. As of June 30, 2006, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs increased to approximately $146,000 in the three months ended June 30, 2006 from approximately $83,000 in the three months ended June 30, 2005 and to $259,000 in 2006 from $149,000 in 2005 for the six month periods then ended, due to increased personnel expense. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE General and administrative expenses consist of expenses for executive and administrative personnel, facilities, travel and general corporate activities. General and administrative costs decreased to approximately $24,000 in the three months ended June 30, 2006 from $53,000 in the three months ended June 30, 2005 but increased to $138,000 in 2006 from $67,000 in 2005 for the six month periods. The increase was due primarily to approximately $75,000 additional public relations expense related to the Company's current stock offering in the first quarter and the decrease in the three month period is due to timing of recognition of certain overhead charges. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) consists of interest and other income and expense. Interest expense decreased to approximately $25,000 in the three months ended June 30, 2006 from approximately $31,000 in the three months ended June 30, 2005 from not accruing interest on a contingency that was settled in June 2006 and stayed relatively constant for the year to date at approximately $50,000 due to larger balances in intercompany debt. $16,000 gain on settlement of debt appears in 2006 but not in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc. ("ADOT"). As of June 30, 2006 we have raised net proceeds of approximately $3,215,000 from these sources.

Product development expenditures, including personnel expense, approximated $259,000 for the six months ended June 30, 2006. Funds for operations, product development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.

Management believes that sales of securities will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the middle of 2007. In addition, ADOT will continue to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations. At that time it is anticipated that sales of our initial screening product will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

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

ITEM 3:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, June 30, 2006). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the three months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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


Dated: August 14, 2006

BIOMODA, INC. and Subsidiary

                                     By:/s/John J. Cousins
                                     ---------------------
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)