Form 10QSB/A
period 2006-03-31
BIOMODA INC/NM
filed 2006-10-06
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1


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

Item 6. Exhibits...............................................................7

Signatures

                           PART I: FINANCIAL INFORMATION

Forward - Looking Statements
----------------------------


This Form 10-QSB/A contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

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

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-QSB/A, words such as, "believes," "expects,"
"intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: October 6, 2006

BIOMODA, INC. and Subsidiary

                                     BY:/s/John J. Cousins
                                     ---------------------
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)