Form 10QSB
period 2006-09-30
BIOMODA INC/NM
filed 2006-11-14
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2006


                          Commission file No.333-90738
                                    ---------


                                  Biomoda, Inc.
           (Name of small business issuer as specified in its charter)


             New Mexico                             85-0392345
              (State of                           (IRS Employer
            incorporation)                      Identification No.)

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes      No  X
                                   ---      ---

The number of issuer's shares of Common Stock outstanding as of November 10, 2006 was 9,053,753.

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

PART II. Other Information

Item 1. Legal Proceedings......................................................6

Item 2. Changes in Securities..................................................7

Item 3. Defaults Upon Senior Securities........................................7

Item 4. Submission of Matters to a Vote of Security Holders....................7

Item 5. Other Information......................................................7

Item 6. Exhibits...............................................................8

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

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                  BIOMODA, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)


                                                                            September 30,  December 31,
                                                                               2006           2005
                                                                            -----------    -----------
                             ASSETS

Current Assets
       Cash                                                                 $        35    $        24
       Cash, restricted                                                             100           --
       Prepaid expenses                                                           3,241          6,436
                                                                            -----------    -----------
       Total Current Assets                                                       3,376          6,460

Patents, net of accumulated amortization
    of $84,288 and $71,900                                                      217,198        225,853

Property and Equipment, net of accumulated depreciation
    of $8,882 and $6,666                                                          7,162          9,378
                                                                            -----------    -----------

                                                                            $   227,735    $   241,691
                                                                            ===========    ===========


             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable and accrued liabilities                             $   464,476    $   331,715
       Common stock payable                                                      30,000           --
       Advances from stockholders                                               160,690        149,002
       Line of credit from an affiliated entity                               2,034,426      1,491,523
                                                                            -----------    -----------
       Total Current Liabilities                                              2,689,593      1,972,240
                                                                            -----------    -----------

Commitments and Contingencies

Stockholders' Deficit
       Class A redeemable preferred stock; no par value                            --             --
         2,000,000 shares authorized; cumulative and
         convertible; liquidation and redemption values
         of $1.50 and $1.80 per share; no shares issued
         and outstanding
       Undesignated preferred stock; 2,000,000 shares                              --             --
         authorized; no shares issued and outstanding
       Common stock, no par value, 100,000,000 shares
         authorized; 7,187,282 issued and 7,127,282 and
         7,187,282 shares outstanding, respectively                           1,375,729      1,370,696
       Deficit accumulated during development stage                          (3,828,587)    (3,101,245)
       Treasury stock, 60,000 shares                                             (9,000)          --
                                                                            -----------    -----------

       Total Stockholders' Deficit                                           (2,461,858)    (1,730,549)
                                                                            -----------    -----------

                                                                            $   227,735    $   241,691
                                                                            ===========    ===========


       See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
Page F-1

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE-MONTHS PERIOD ENDED SEPTEMBER 30, 2006 AND 2005
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                          Nine Months Ended      January 3, 1990
                                             September 30         (Inception) to
                                      --------------------------   September 30,
                                          2006          2005          2006
                                      -----------    -----------    -----------


Revenue                               $      --      $      --      $        23
                                      -----------    -----------    -----------


Operating expenses
Professional fees                         101,035         19,724        617,348
General and administrative                166,581         97,499        640,792
Licensing fees                             15,125         15,125        119,043
Research and development                  369,602        229,691      2,068,352
Depreciation and amortization              14,604         15,225         96,284
                                      -----------    -----------    -----------
Total Operating Expenses                  666,947        377,264      3,541,819
                                      -----------    -----------    -----------

Loss from operations                     (666,947)      (377,264)    (3,541,796)

Other Income (Expenses)
Gain on forgiveness of debt                16,064           --           53,035
Interest income                              --             --            3,870
Interest expense                          (76,459)       (63,708)      (343,696)
                                      -----------    -----------    -----------
Total Other Expenses                      (60,395)       (63,708)      (286,791)
                                      -----------    -----------    -----------

Net loss                              $  (727,342)   $  (440,972)   $(3,828,587)
                                      ===========    ===========    ===========

Basic and diluted weighted average
    number of shares outstanding        7,187,282      7,120,734
                                      ===========    ===========

Basic and diluted loss per
    common share                      $     (0.10)   $     (0.06)
                                      ===========    ===========

       See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
Page F-2

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE-MONTHS PERIOD ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                     Three Months Ended September 30
                                      --------------------------
                                        2006             2005
                                      -----------    -----------


Revenue                               $      --        $    --
                                      -----------    -----------


Operating expenses
Professional fees                          79,392          6,468
General and administrative                 28,737         30,067
Licensing fees                                125            125
Research and development                  110,877         81,157
Depreciation and amortization               4,911          5,961
                                      -----------    -----------
Total Operating Expenses                  224,042        123,778
                                      -----------    -----------

Loss from operations                     (224,042)      (123,778)

Other Income (Expenses)
Gain on debt settlement                      --             --
Interest income                              --             --
Interest expense                          (27,317)       (13,272)
                                      -----------    -----------
Total Other Expenses                      (27,317)       (13,272)
                                      -----------    -----------

Net loss                              $  (251,359)   $  (137,050)
                                      ===========    ===========

Basic and diluted weighted average
    number of shares outstanding        7,187,282      7,120,734
                                       ===========    ===========
Basic and diluted loss per
    common share                      $     (0.03)   $     (0.02)
                                       ===========    ===========



       See accompanying notes to these consolidated financial statements.

--------------------------------------------------------------------------------
Page F-3

                          BIOMODA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
    AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                                         Nine-Months    Nine-Months  January 3, 1990
                                                            Ended          Ended      (Inception) to
                                                         September 30,  September 30,  September 30,
                                                            2006           2005           2006
                                                         -----------    -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $  (727,342)   $  (440,972)   $(3,828,587)
Adjustments to reconcile net loss to
     net cash used in operating activities:
Stock-based compensation                                       5,033          4,500        221,029
Loss on sale of assets                                          --             --              358
Foreign currency transactions                                   --             --            3,247
Gain on debt settlement                                      (16,064)          --          (11,171)
Depreciation and amortization                                 14,604         15,225         96,284
Changes in operating assets and liabilities:
   Accounts receivable                                          --             --           (7,620)
   Other assets                                                3,195           --            4,379
   Accounts payable and accrued liabilities                  148,826         61,779        586,499
                                                         -----------    -----------    -----------
Net cash flows used in operating activities                 (571,747)      (359,468)    (2,935,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                            (3,733)          --          (27,912)
Proceeds from sale of property and equipment                    --             --            1,139
Organizational costs                                            --             --             (560)
Investment in restricted cash                                   (100)          --             (100)
Patent, trademark and license fee                               --          (41,460)      (297,753)
                                                         -----------    -----------    -----------
Net cash flows used in investing activities                   (3,833)       (41,460)      (325,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances                          11,688         11,695        121,280
Proceeds from line of credit from an affiliated entity       542,903        388,071      2,034,426
Purchase of treasury stock                                    (9,000)          --           (9,000)
Proceeds from common stock subscriptions                      30,000           --           30,000
Issuance of common stock for cash                               --             --        1,084,096
                                                         -----------    -----------    -----------
Net cash flows provided by financing activities              575,591        399,766      3,260,802

Net increase (decrease) in cash                                   11         (1,162)            35

Cash, beginning of period                                         24          1,360           --

                                                         -----------    -----------    -----------
Cash, end of period                                      $        35    $       198    $        35
                                                         ===========    ===========    ===========


       See accompanying notes to these consolidated financial statements.

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

2.  DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of September 30, 2006, Biomoda had an accumulated deficit of $3,828,587 and a working capital deficit of $2,686,217.

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

3.  STOCK - BASED COMPENSATION

On January 1, 2006, Biomoda adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Biomoda adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the nine month period ended September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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



                                                         Nine Months Ended    Three Months Ended
                                                         September 30, 2005   September 30, 2005
                                                        -------------------   ------------------
Net loss, as reported                                   $      (440,972)      $      (137,050)

Add: stock-based compensation expense
  determined under intrinsic value method                             -                     -

Deduct: stock-based compensation expense
  determined under fair value based method                       (5,033)               (1,491)
                                                        -------------------   ------------------
Pro forma net loss                                          $  (446,005)          $  (138,541)
                                                        ===================   ==================

Net loss per share, basic and diluted:
As reported                                                    $  (0.06)             $  (0.02)
Pro forma                                                         (0.06)                (0.02)


--------------------------------------------------------------------------------
Page F-6

--------------------------------------------------------------------------------
                                  BIOMODA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

The weighted average fair value of the stock options granted during the nine months ended September 30, 2005 was $0.15. No options have been granted in 2006. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.4%, (2) expected option life is the actual remaining life of the options, (3) expected volatility of 835% and (4) zero expected dividends.

4. NON-RECURRING GAIN

A gain of $16,064 was recorded for the settlement of a declaratory action filed in 2005 by Biomoda, as plaintiff and others against a former employee of Biomoda. A settlement in June 2006 required the defendant and the defendant's spouse to transfer 60,000 shares of Biomoda's common stock to Biomoda. The settlement also required that the former employee accept $80,000 out of $96,064 that Biomoda had accrued for the defendant former employee. At October 2, 2006, the remaining balance to be paid to the defendant former employee was $40,000, payable $10,000 per month without interest.

5. SUBSEQUENT EVENTS

On October 23 2006, Biomoda issued 60,000 shares of its common stock for services from third parties and 1,806,471 shares in conversion of debt to ADOT. These transactions were valued at $0.85 per share.

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

On July 19, 2006, the Company closed its offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, declared effective on February 11, 2005. The Company's market maker filed Form 211 with NASD Regulation to initiate quotations in its common stock on the OTC Bulletin Board. The request was cleared on October 19, 2006.

PLAN OF OPERATION

Our plan of operation for the next six months is to complete the validation studies for our lung cancer assay, design our diagnostic product, choose our contract manufacturing partner, manufacture our initial batches, register our product with the FDA and then with European authorities for our CE mark, and begin marketing to reference labs in the US and Europe. We intend to have revenues in the first quarter of 2007. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from its effective Form SB-2 Registration Statement during the next six months. The Company is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

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

In January 2005, the U.S. Patent Office awarded a Patent to Biomoda researchers entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine". This Patent brings a significant addition to Biomoda's Patent portfolio and expands the Company's intellectual property to include cancer screening as a compliment to Biomoda's existing technology. Biomoda is completing the formal filing for a continuation for this Patent based on research currently underway by researchers at Biomoda. The Company believes its goal to further strengthen and expand its intellectual property portfolio will be significantly enhanced by these developments. Biomoda, Inc.'s R&D Division has successfully completed the first clinical validation of the company's development stage assay for lung cancer. These results indicate its ability to differentiate lung cancer patients, heavy smokers, and normal individuals.

RESULTS OF OPERATIONS

Due  to  our  limited  operating  history,  we  believe  that   period-to-period
comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three and nine month periods Ended September 30, 2006 and 2005
-------------------------------------------------------------------

REVENUE. As of September 30, 2006, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs increased to approximately $116,000 in the three months ended September 30, 2006 from approximately $81,000 in the three months ended September 30, 2005 and to $374,000 in 2006 from $230,000 in 2005 for the nine month periods then ended, due to increased personnel expense. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, including professional fees, increased to approximately $108,000 in the three months ended September 30, 2006 from $37,000 in the three months ended September 30, 2005, and to $268,000 in 2006 from $117,000 for the nine month periods then ended. This increase was due primarily to approximately $75,000 additional public relations expense related to the Company's current stock offering and increased legal fees in the third quarter. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) consists of interest and other income and expense. Interest expense increased to approximately $27,000 in the three months ended September 30, 2006 from approximately $13,000 in the three months ended September 30, 2005 due to larger balances in intercompany debt and increased to $76,000 from $64,000 for the nine month periods then ended. Additionally, we recorded a $16,000 gain on forgiveness of debt.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of September 30, 2006 we have raised net proceeds of approximately $3,415,000 from these sources.

Product development expenditures, including personnel expense, approximated $374,000 for the nine months ended September 30, 2006. Funds for operations, product development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.

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

ITEM  3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, September 30,
2006). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

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

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the nine months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2006

BIOMODA, INC. and Subsidiary

                                 BY: /s/ John J. Cousins
                                     ---------------------
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)