Form 10KSB
period 2006-12-31
BIOMODA INC/NM
filed 2007-03-15
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006	Commission file No. 333-90738

BIOMODA, INC.
(Name of small business issuer in its charter)

NEW MEXICO	85-0392345
(State of incorporation)	(IRS Employer Identification No.)

8301 Washington NE, Suite 6, Albuquerque, New Mexico 87113
(Address of principal executive offices including zip code)

Issuer’s telephone number, including area code:	(505) 821-0875
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2006 is $14,910,742.

The number of issuer’s shares of Common Stock outstanding as of March 5, 2007 was 9,904,037.
Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

Forward Looking Statements

PART III

Signatures

Forward - Looking Statements

This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management’s beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company’s products, the Company’s ability to develop new products cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products using improved or alternative technology, the retention of key employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-KSB, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Biomoda, Inc. (“Biomoda”) is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Advanced Optics Electronics, Inc. (“ADOT”) replaced Biomoda’s management team, effecting a change in control. ADOT also owns approximately 29.54% of Biomoda’s outstanding common stock. In 2003, the CEO and the CFO each acquired 7.27% of the outstanding common stock of Biomoda. The ownership percentage currently held by the CEO and CFO of ADOT, together, is 9.02%. On August 13, 2003, Biomoda formed Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the “Company”.

The Company’s principal offices are located at 8301 Washington NE, Suite 6, Albuquerque, New Mexico 87113, and its telephone number is (505) 821-0875.

The Company

We are an InVitro Diagnostics Company developing assays, or tests, to detect cancer. These assays are performed in clinical reference laboratories using body-fluid samples. This technology is an exclusively licensed patent from Los Alamos National Laboratories. The Company has received its own patent that was issued in January, 2005, and has applied for a Divisional and a Continuation in part (CIP) extension of that owned patent. It is based on a molecule that has an affinity to bind with cancer cells and it fluoresces red under Ultra Violet light. It’s a porphyrin molecule; easy to obtain, manufacture and use. This is a broad based technology that works with a variety of cell types.

We are in the process of developing a line of assays for a variety of cancers based on adaptations this technology. Our first product is an assay for lung cancer. Lung cancer represents a large market that has seriously unmet diagnostic needs. The survival rates for lung cancer are dismal; due in large part because it gets diagnosed so late in progression of the disease. The sample that we use in our Lung Cancer test is sputum: deep lung fluid coughed up from the lungs mostly by smokers. Other cancer markets that we have identified as significant business opportunities are bladder and cervical. This technology has the potential to diagnose other cancers as well.

Market Need

Cancer is the greatest disease killer in the US and other developed countries of the world. And Lung Cancer is the largest cancer killer. Survivability of Lung Cancer is extremely poor: only 40% survive one year after being diagnosed; 15% survive five years. Predictive Early Stage Diagnosis is desperately needed.

World of Medicine

In recognition of the fact that people respond differently to different therapies, there is a shift in medicine to an individualized approach. Personalized Disease Management is an overall direction being adopted within medicine to address risk assessment, diagnosis, treatments and individual response to therapies. Our technology will enhance this new paradigm in medicine with improvements in early stage diagnosis.

Within Personalized Disease Management, our assay CyPath (trademark) has a large opportunity to be adopted by the medical community for screening, monitoring and surveillance of cancers. Screening is the largest market. Monitoring is critical to gauge individual responses to therapies such as its efficacy and toxicity.

Business Model

Our end customer is the patient that presents with symptoms or for screening and the doctors that prescribe tests to aid in making diagnosis. Our primary customers are the clinical reference labs. Their role is to conduct the test and deliver the diagnosis to the physician: they respond to a physician's request (prescriptions); receive the sample; execute the assay and deliver the test result to the physician for its ultimate communication to the patient relative to a diagnosis.

The labs will seek reimbursement from Medicare and private insurers based on existing reimbursement codes. Biomoda had a reimbursement code study done in late 2003 , and current codes exist and are economically feasible under Centers for Medicare & Medicaid Services (CMS) codes. The CMS is a Federal agency within the U.S. Department of Health and Human Services.

We intend to use contract manufacturing and contract Sales organizations. This infrastructure is common and in place and allows us to take advantage of world class expertise and keep this part of our business a variable cost and gain efficiencies through negotiated contracts and multiple sourcing.

Technology

Our Onco-Labeling Technology is based on a porphyrin molecule called TCPP that preferentially binds to cancer cells and also fluoresces red under UV light. We received a patent in January and we have two additional applications in progress and we have also applied for international patent rights. Biomoda has two patents licensed from Los Alamos that support our patent and we have international protection on those.

Customers

Reference clinical labs are our customer while our sales are driven by physician referrals. Our initial marketing strategy is focused on creating a high profit margin for the labs and ourselves. We intend to sell to the labs at $6-7 per assay. Under existing reimbursement codes, the labs will be able to charge $25-30. This model will produce significant economic incentives for our customers to embrace our assays.

Due to the fact that our sales are driven by physicians, we plan to create and establish visibility and credibility and raise awareness among physicians. We intend to accomplish this though a coordinated effort of scientific collaborations and publishing and presenting the results at medical conferences. We are in the process of initiating collaborations and collaborative studies with some of the premier lung cancer researchers in the world

We will use detailing agents (specialized sales agents) to provide direct marketing efforts to physicians.

To protect intellectual property (IP) we plan to develop active, licensed-based collaborations with reference labs on a regional basis with an emphasis on identifying lab partners that have business relationships with physician networks or HMOs. This will enable us to develop strategic relationships with customer groups that have formal relationships with those who drive our sales.

Competition

Competition falls into several segments: biomarkers, radiology, and genomics, etc.

Biomarkers: represent the closest competitors in terms of market introduction. Biomarkers are used to indirectly identify cellular aberrations and disease. We are monitoring the activity of companies in this space, but we believe we have inherent commercial advantages over biomarkers. CyPath is cheaper to make, more stable, and simpler to use in the commercial laboratory environment.

Radiology: technology is not sensitive enough for early detection and there are limits to radiation exposure for monitoring and surveillance of cancer.

Genomics and proteomics are leading-edge science; however We do not view these as technologies ready for commercialization.

***********************

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

Patents

We currently exclusively license a patent from Los Alamos National Laboratories, patent number 5,162,231, for the detection of cancers. The patent expires on November 10, 2009. We have received the first patent in the Company’s name, patent 6,838,248, issued on January 4, 2005, which deals with detecting precancerous conditions in human tissue.

We also currently have patents in six other countries: Australia (670743), Brazil (PI 9106563-1), Canada (2085464), Japan (3,047,468), Korea (171393) and Russia (2114430). These patents protect our rights under U.S. patents 5,162,231 and 5,391,547, and all expire on June 17, 2011. We also hold a patent (EPO 533845 B1) from the European Patent Office to protect our rights under U.S. patents 5,162,231 and 5,391,547. This patent, which was issued by the European Patent Office, covers the following countries: Austria, Belgium, Germany, Denmark, France, Great Britain, Italy, Netherlands, Spain and Sweden. The costs of preparation, filing and prosecution as well as the maintenance of all resulting patents are the responsibility of the company and are covered under the License agreement.

Suppliers

The Company has identified several suppliers for all key components of our lung cancer diagnostic assay. Discussions continue with these suppliers.

Research and Development Activities

The Company is engaged in research activities related to defining and delineating the mechanism for TCPP’s affinity to bind with cancerous cells. This research is currently being conducted and upon its conclusion, will be delivered to the scientific community through publications and symposiums.

Employees

As of December 31, 2006, We have 3 full-time employees. We also contracted with other personnel and subcontractors for various projects on an as-needed basis. The President of Biomoda also serves as Vice President of Advanced Optics Electronics, Inc., a shareholder, and the Vice President of Biomoda is also the Chairman of the Board of Directors and Principal Executive Officer of Advanced Optics Electronics, Inc.

Available Information

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company’s headquarters are located at 8301 Washington St NE, Suite 6, Albuquerque, NM 87113. The Company’s phone number at that address is 505-821-0875.

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

The Company’s Research and Development facilities are located on Kirtland Air Force Base in Albuquerque, New Mexico under a one year lease at approximately $3,400 per month. R&D is housed in approximately 2500 square feet that includes two state-of-the-art laboratories where primary research, assay validation and pre-clinical work is being conducted. For the expanded development phase no manufacturing facilities will be needed. For the production phase Biomoda plans to utilize contract manufacturers as appropriate.

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

Employees of the Company dealing with human blood and tissue specimens may be exposed to risks of infection from HIV, hepatitis, tuberculosis, and other blood and specimen-borne diseases if appropriate laboratory practices are not followed. Although no infections of this type have been reported in the Company’s history, there can be no assurance that such infections will not occur in the future and result in liability to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’ stock began trading on November 21, 2006 on the NASDAQ Bulletin Board under the symbol "BMOD" and closed the year at $2.70.

Holders of our Common Stock

As of March 6, 2007 the Company estimates that there were approximately 73 shareholders.

Advanced Optics Electronics owns 2,683,756 shares of Biomoda, as of December 31, 2006, which represents 29.54%. In addition, two officers of ADOT beneficially own shares of Biomoda in the following amounts: 490,000 shares of Biomoda, Inc. representing 5.39 % and 390,000 shares of Biomoda, Inc. representing 4.29%.

No immediate family members of officers or directors of Advanced Optics Electronics, Inc. are securities holders of Biomoda Recent Sales of Unregistered Securities.

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future

Stock Option Grants

A fully vested option to purchase 200,000 shares of common stock was issued to an employee in 2006. An option to purchase 60,000 shares of common stock was issued to an employee of Advanced Optics Electronics, Inc. in 2005. It vests over three years. As of December 31, 2006, 33,768 of these option shares have vested.

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

Equity Compensation Plans

Currently there is no Equity Compensation Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2006, Biomoda had accumulated deficit of approximately $4,908,000 and a working capital deficit of approximately $2,105,000. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

On July 19, 2006, we closed our offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, declared effective on February 11, 2005. The Company’s market maker filed Form 211 with NASD Regulation to initiate quotations in its common stock on the OTC Bulletin Board. The request was cleared on October 19, 2006.

Advanced Optics Electronics and its officers own a combined interest in the Company of 39%.

Liquidity and Capital Resources

Since inception, we have funded operations primarily through private placement of equity securities and loans from Advanced Optics Electronics, Inc. As of December 31, 2006 we have raised net proceeds of approximately $4,371,000.

On May 1, 2002, we entered into a line of credit agreement (the “Agreement”) with Advanced Optics Electronics, Inc. (“Advanced Optics”), an affiliated entity, with an annual interest rate of 5%. On May 1, 2003 the agreement was extended. Interest expense related to such a line of credit for the period ended December 31, 2006 and for the period from inception through December 31, 2006 was approximately $78,000, and $178,000, respectively.

Overall, the we had positive cash flows of $92 for the year ended December 31, 2006 resulting from $808,744 used in the Company’s operating activities, $25,104 used in the Company’s investing activities and $833,940 of cash provided by financing activities.

Cash Flows from Operating Activities - Net cash used in operating activities of $808,744 for the year ended December 31, 2006 was primarily due to $1,711,919 in operating expenses, of which $938,199 is General and Administrative, $487,893 is Research and Development and $235,181 is professional fees.

Cash Flows from Investing Activities - Net cash used in investing activities of $25,104 for the year ended December 31, 2006 was due to payments for patents and trademarks.

Cash Flows from Financing Activities - Net cash provided by financing activities of $833,940 for the year ended December 31, 2006 was due to the proceeds from a line of credit from an affiliated entity.

Results of Continuing Operations

The Company has recorded no revenue from its inception through December 31, 2006.

Assets increased by $2,230 from $241,691 as of December 31, 2005 to $243,921 as of December 31, 2006. The increase was due primarily to an increase in capitalized patents of approximately $8,300. Liabilities increased by $137,025 from $1,972,240 to $2,109,265, because of additions to the line of credit and accrued liabilities, partially offset by conversion of line of credit to common stock.

Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research and development costs increased to $487,893 in 2006 from $278,050 in 2005. We believe, however, that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Operating expenses increased by $1,173,364 to $1,711,919 during the year ended December 31, 2006 compared to $538,555 for the year ended December 31, 2005. This was due to $152,000 in increased professional fees, a $797,000 increase in general and administrative expense and a $209,000 increase in research and development costs.

General and administrative expenses usually consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. The increase in these costs resulted from an increase in stock trading related costs of $611,000 and $151,000 in administrative personnel costs charged by an affiliate. We expect general and administrative costs to increase in the future as our business matures and develops.

Research and development expense increased primarily because of $185,000 in research personnel charges. Professional fees increased due to higher legal expense.

Other income (expense) consists of interest and other income and expense. Interest expense increased to $111,457 in 2006 from $86,201 in 2005.

We had a net loss of $1,807,312 or $.24 loss per share, and $624,756 or $.09 loss per share, for the years ended December 31, 2006 and 2005, respectively, due to items discussed above.

Stockholders’ deficit increased by $1,807,312 from $3,101,245 as of December 31, 2005 to $4,908,557 as of December 31, 2006. The increase was attributable to a net operating loss for the year.

Inflation

Management believes that inflation has not had a material effect on the Company’s results of operations.

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

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $488,000, $278,000 and $2,186,000 of research and development expenses for the years ended December 31, 2006, 2005 and for the period from Inception through December 31, 2006.

Long Lived Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Risk Factors

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

Developments and changes in technology that are favorable to the Company may significantly advance the potential of the Company's research while developments and advances in research methods outside of the methods the Company uses may severely hinder, or halt completely the Company's development

Before marketing any of its products, the Company will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to the Company. During each investigative study and prior to its completion, the results of the investigations will remain blinded to ensure the integrity of the study. The Company will not know the results of any study, favorable or unfavorable to the Company, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

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

The timing of regulatory filings and approvals, if any, for the Company’s products are made less certain by the Company’s strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the U.S. The Company intends to market its products throughout the world. There are numerous regulatory agencies that regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company’s products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. The Company has not applied for and does not now have the approval of any foreign country to sell its products for diagnostic or therapeutic use.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biomoda, Inc.
(A Development Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Biomoda, Inc. (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the two years then ended and the period from January 3, 1990 (inception) to December 31, 2006. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2003 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2003 include total revenues and net loss of $23 and $1,717,544, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended and the period from January 3, 1990 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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
March 1, 2007

ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the reports thereon of independent registered public accounting firms included elsewhere in this report, are incorporated by reference in answer to this Item 7.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
	2006	2005

ASSETS

Current Assets
Cash	$116	$24
Prepaid expenses	3,241	6,436
Total Current Assets	3,357	6,460

Patents, net of accumulated amortization of $88,717 and $71,900	234,140	225,853

Property and Equipment, net of accumulated depreciation of $9,621 and $6,666	6,424	9,378

	$243,921	$241,691

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities	-
Accounts payable and accrued liabilities	$580,050	$331,715
Common stock payable	45,750	-
Advances from stockholders	164,842	149,002
Line of credit from an affiliated entity	1,318,623	1,491,523
Total Current Liabilities	2,109,265	1,972,240

Commitments and Contingencies

Stockholders' Deficit
Class A redeemable preferred stock; no par value 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share; no shares issued and outstanding	-	-
Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized; 9,086,253 and 7,187,282 issued and outstanding	3,052,213	1,370,696
Treasury stock, at cost	(9,000)	-
Deficit accumulated during development stage	(4,908,557)	(3,101,245)

Total Stockholders' Deficit	(1,865,344)	(1,730,549)

	$243,921	$241,691

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND FOR THE PERIOD
FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2006

	2006	2005	January 3, 1990(Inception) to December 31, 2006
Revenue	$-	$-	$23

Operating expenses
Professional fees	235,181	83,174	751,494
General and administrative	938,199	141,284	1,412,410
Licensing fees	30,875	15,125	134,793
Research and development	487,893	278,050	2,186,643
Depreciation and amortization	19,771	20,922	101,451
Total Operating Expenses	1,711,919	538,555	4,586,791

Loss from operations	(1,711,919)	(538,555)	(4,586,768)

Other Income (Expenses)
Gain on forgivness of debt	16,064	-	53,035
Interest income	-	-	3,870
Interest expense	(111,457)	(86,201)	(378,694)
Total Other Expenses	(95,393)	(86,201)	(321,789)

Loss Before Provision For Income Taxes	(1,807,312)	(624,756)	(4,908,557)

Provision for income taxes	-	-	-

Net Loss and Losses Accumulated
During Development Stage	$(1,807,312)	$(624,756)	$(4,908,557)

Basic and diluted weighted average number of common shares outstanding	7,541,677	7,143,967

Basic and diluted loss per common share	$(0.24)	$(0.09)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury Stock	(Accumulated Deficit)	Total Stockholders' (Deficit) Equity
Inception	-	$-			$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433	$-			18,433
Cumulative Net Loss for the period from January 3, 1990 (date of inception) to December 31,1996					(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433	-		(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-	-			-
Net loss					(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	18,433	-		(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	10,000	-			10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	20,190	-			20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	276,350	-			276,350
Issuance of Common Stock Options, April 15, 1998		23,650	-			23,650
Exercise of Common Stock Options, November 2, 1998	62,237	23,670	-			23,670
Net loss					(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	372,293	-		(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	87,300	-			87,300
Issuance of Common Stock, for the month of March, 1999	310,000	150,300	-			150,300
Issuance of Common Stock, May 29, 1999	51,546	25,000	-			25,000
Issuance of Common Stock, June 2, 1999	95,092	50,000	-			50,000
Issuance of Common Stock, September 30, 1999	51,546	25,000	-			25,000
Issuance of Common Stock, December 29, 1999	92,005	50,143	-			50,143
Net loss					(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	760,036	-		(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	80,770	-			80,770
Issuance of Common Stock, May 12, 2000	253,609	56,000	-			56,000
Exercise of Common Stock Options, June 8, 2000	62,497	30,312	-			30,312
Issuance of Common Stock, for the month of September, 2000	96,745	21,086	-			21,086
Exercise of Common Stock Options, November 3, 2000	66,000	7,491	-			7,491
Issuance of Common Stock for Services, December 8, 2000	40,000	19,400	-			19,400
Net loss					(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	975,095	-		(949,967)	25,128
Issuance of Common Stock for Services, January 25, 2001	5,000	2,425	-			2,425
Issuance of Common Stock, January 31, 2001	160,000	24,000	-			24,000
Issuance of Common Stock for Services, April 6, 2001	15,000	7,276	-			7,276
Issuance of Common Stock, for the month of April, 2001	120,000	58,200	-			58,200
Issuance of Common Stock, June 28, 2001	20,000	9,700	-			9,700
Issuance of Common Stock, for the month of August, 2001	110,000	53,500	-			53,500
Issuance of Common Stock, November 7, 2001	10,000	5,000	-			5,000
Net loss					(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196	-		(1,322,622)	(187,426)
Net loss					(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	1,135,196	-		(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	147,000				147,000
Net loss					(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	1,282,196	-		(1,717,544)	(435,348)
Issuance of Common Stock for Service, February 9, 2004	35,000	5,250	-			5,250
Exercise of Common stock Options, February 9, 2004	60,000	30,000	-			30,000
Issuance of Common Stock for Services, August 5, 2004	85,000	12,750				12,750
Exercise of Common stock Options, September 27, 2004	200,000	30,000				30,000
Net loss, December 31, 2004					(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	1,360,196	-		(2,476,489)	(1,116,293)
Issuance of Common Stock for Service, 5/27/05	30,000	4,500				4,500
Issuance of Common Stock for Services, 10/12/05	40,000	6,000				6,000
Net loss, December 31, 2005					(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	1,370,696	-		(3,101,245)	(1,730,549)
Issuance of Common Stock for Service, 10/23/06	690,000	544,500				544,500
Issuance of Common Stock in exchange for Debt, 10/23/06	1,176,471	1,000,000				1,000,000
Issuance of Common Stock for Service, 11/30/06	7,500	28,125				28,125
Issuance of Common Stock for Service, 12/5/06	10,000	29,000				29,000
Issuance of Common Stock for Service, 12/26/06	15,000	44,850				44,850
Acquisition of Treasury Stock, 6/30/06				(9,000)		(9,000)
Stock Based Compensation, 12/31/06		35,042				35,042
Net loss, December 31, 2006					(1,807,312)	(1,807,312)

	9,086,253	$3,052,213	$-	$(9,000)	$(4,908,557)	$(1,865,344)

The accompanying notes are an integral part of these consolidated financial statements

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2006

	Year Ended December 31, 2006	Year Ended December 31, 2005	January 3, 1990 (Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,807,312)	$(624,756)	$(4,908,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options expense	-	-	147,000
Issuance of common stock for services	692,225	6,000	743,971
Issuance of common stock for bonuses to employees	-	4,500	17,250
Stock-based compensation	35,042	-	35,042
Loss on sale of assets	-	-	358
Foreign currency transactions	-	-	3,247
Non-cash gain on debt settlement	(16,064)	-	(11,171)
Deprecation and amortization	19,771	20,922	101,451
Changes in operating assets and liabilities:
Accounts receivable	-	-	(7,620)
Other Assets	3,195	(3,195)	4,379
Accounts payable and accrued liabilities	264,399	100,204	702,072
Advances from stockholders	-	-	9,564
Net cash flows used in operating activities	(808,744)	(496,325)	(3,163,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(24,179)
Sale of property and equipment	-	-	1,139
Organizational costs	-	-	(560)
Patent, trademark and license fee	(25,104)	(35,383)	(322,857)
Net cash flows used in investing activities	(25,104)	(35,383)	(346,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances	15,840	14,014	115,868
Proceeds from line of credit from an affiliated entity	890,001	516,358	2,381,524
Repayments on line of credit from an affiliated entity	(62,901)	-	(62,901)
Acquisition of treasury stock	(9,000)	-	(9,000)
Issuance of common stock for cash	-	-	1,084,096
Net cash flows provided by financing activities	833,940	530,372	3,509,587

Net (decrease) increase in cash	92	(1,336)	116

Cash, beginning of period	24	1,360	-
Cash, end of period	$116	$24	$116

Supplemental cash flow information:
Cash paid for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing actvities:
Common stock issued to extinguish related party debt	$1,000,000.00	$-	$1,000,000.00

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the periods ended December 31, 2006 and 2005, and for the period from January 3, 1990 (Inception) through December 31, 2006.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

1. ORGANIZATION

FORMATION AND NATURE OF BUSINESS

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). In 2002, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of Advanced Optics Electronics, Inc. ("ADOT") replaced Biomoda's management team, affecting a change in control. ADOT also owns approximately 30% of Biomoda's outstanding common stock. The CEO and the CFO of ADOT beneficially own 9.7% of the outstanding common stock of Biomoda. On August 13, 2003, Biomoda formed a 100% owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company".

The Company's primary focus is on early cancer detection technology. The Company's unique cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. The Company obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, the Company filed a new U.S. provisional patent application defining the ability of the Company's version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. The Company began the commercialization process by trademarking the technology as CyPath. Management expects to continue assay valuation work and register its product with the FDA in 2006.

On May 11, 2004, the Company's board of directors approved an increase in the number of shares of common stock authorized from 15,000,000 to 100,000,000.

On July 19, 2006, the Company closed its offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, declared effective on February 11, 2005. The Company’s market maker filed Form 211 with NASD Regulation to initiate quotations in its common stock on the OTC Bulletin Board. The request was cleared on October 19, 2006.

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2006, the Company had an accumulated deficit of $4,908,557 and a working capital deficit of $2,105,908.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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
December 31, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES (continued)

Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred income tax asset valuation allowances. Actual results could differ from those estimates.

RISKS AND CONTINGENCIES

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

From time to time the Company maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. As of December 31, 2006, no such balances were in excess of the FDIC limit.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of December 31, 2006, due to their short-term nature.

The fair value of related party transactions are not determinable due to their related-party nature.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company incurred approximately $488,000, $278,000 and $2,187,000 of research and development expenses for the years ended December 31, 2006 and 2005 and for the period from Inception through December 31, 2006.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

STOCK-BASED COMPENSATION

On January 1, 2006, Biomoda adopted SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Biomoda adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, Biomoda accounted for stock-based compensation to employees and directors under the intrinsic value method under APB Opinion No. 25. Under this method, Biomoda recognized no compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date. Had Biomoda determined compensation expense for stock option grants based on their estimated fair value at their grant date, Biomoda’s net loss and net loss per share for the year ended December 31, 2005 would have been as follows:

Net loss, as reported	$(624,756)

Add: stock-based compensation expense determined under intrinsic value method	-

Deduct: stock-based compensation expense determined under fair value based method	(4,158)

Pro forma net loss	$(628,914)

Net loss per share, basic and diluted:
As reported	$(0.09)
Pro forma	(0.09)

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares as of December 31, 2006 or 2005. Because the Company has incurred net losses and there are no potential common shares, basic and diluted loss per common share are the same.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. PATENTS

The Company has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, the Company will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. The Company has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2006.

The Company also pays an annual fee in the amount of $15,000 to renew such license agreement.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2006:

Trade accounts payable	$150,217
Accrued expense	376,853
Accrued taxes payable	52,980
$580,050

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

5. RELATED PARTY TRANSACTION: ADVANCES FROM STOCKHOLDERS

As of December 31, 2006, the Company had advances and accrued interest of approximately $165,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum. Interest expense related to such advances for the years ended December 31, 2006 and 2005 and for the period from Inception through December 31, 2006 were approximately $16,000, $14,000 and $153,000, respectively.

6. LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, the Company entered into a line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. As of December 31, 2006, the Company had a balance of approximately $1,319,000 on this line of credit. Interest expense related to such a line of credit for the years ended December 31, 2006, 2005 and for the period from Inception through December 31, 2006 was approximately $78,000, $60,000 and $178,000, respectively.

7. EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, the Company authorized the issuance of 4,000,000 shares of preferred stock. The Company designated 2,000,000 shares as the series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of the Company. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2006, the Company has not issued any preferred shares.

COMMON STOCK

On May 27, 2005 the Company issued 30,000 shares of restricted common stock to one of its employees for bonuses at approximately $4,500 (estimated by management to be the fair value at the date of grant).

On October 12, 2005, the Company issued 40,000 shares of restricted common stock for services at approximately $6,000 (estimated by management to be the fair value at the date of grant).

On October 23, 2006, the Company issued 690,000 shares of restricted common stock for services at approximately $544,000 and 1,176,471 shares of common stock for forgiveness of debt at approximately $1,000,000 (estimated by management to be the fair value at the date of grant).

From November 30 to December 26, 2006, the Company issued 32,500 shares of restricted common stock for services at approximately $102,000 (estimated by management to be the fair value at the date of grant).

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

7. EQUITY TRANSACTIONS (continued)

OPTIONS

The weighted average fair value of the stock options granted during the years ended December 31, 2006 and 2005 was $0.86 and $0.90, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.4% and 4.4%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 244% to 772% and (4) zero expected dividends.

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

On September 1, 2005, the Company granted to an employee of ADOT options to purchase 60,000 shares at a price of $0.90.

On October 18, 2006, the Company granted to an officer options to purchase 200,000 shares at a price of $0.85.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2004	1,405,000	$0.21
Granted	60,000	$0.90
Expired	(50,000)	$0.50

Options outstanding and exercisable at December 31, 2005	1,415,000	$0.21
Granted	200,000	$0.85

Options outstanding and exercisable at December 31, 2006	1,615,000	$0.30

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

7. EQUITY TRANSACTIONS (continued)

The number of outstanding and exercisable options as of December 31, 2006 is provided below:

Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
$0.15	1,030,000	$0.15	3.21
$0.50	250,000	$0.50	2.35
$0.90	60,000	$0.90	8.67
$0.85	200,000	$0.85	3.80
undetermined	75,000	n/a	7.92
	1,615,000

8. OTHER RELATED PARTY TRANSACTIONS

On May 1, 2002, the Company entered into an agreement with ADOT to sublease office space for $300 a month. The lease is on a month-to-month basis and the Company is to abide with all relevant covenants of the master lease.

On December 1, 2003, the Company entered into an agreement with ADOT to lease certain lab equipment for $500 a month.

In 2006, Biomoda received consulting services from a company controlled by a person related to the Vice-President in the amount of $6,300.

9. INCOME TAXES

For the years ended December 31, 2006 and 2005, and the period from Inception through December 31, 2006, the Company had no significant current or deferred net income tax expense. The Company has recorded a 100% valuation allowance on all deferred tax assets.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

9. INCOME TAXES (continued)

The net deferred income tax asset (liability) consists of the following at December 31, 2006:

Net Operating Losses	$1,985,000
Valuation allowance	(1,985,000)
Deferred income tax liabilities	-
Net $	-

Based upon the net operating losses incurred since inception, management has determined that it is more likely than not that the deferred tax asset as of December 31, 2006 will not be recognized. Consequently, the Company has established a valuation allowance against the entire deferred tax asset. The allowance for deferred tax assets increased by approximately $740,000 during 2006.

As of December 31, 2006, the Company had various federal and state net operating loss carry forward of approximately $5,469,000 that have initial carry forward periods between five and twenty years.

The utilization of some or all of the Company's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision (benefit) for income taxes is as follows:

	2006	2005
U.S. Federal Statutory tax at 35%	$(632,559)	$(212,417)
State Taxes, net of federal benefit	(107,189)	(37,485)
Valuation Allowance	739,748	249,902
Provision (benefit) for income taxes	$-	$-

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

10. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the periods ended December 31:

	2006	2005
Numerator for basic and diluted loss per common share: Net loss charged to common stockholders	$(1,807,312)	$(624,756)

Denominator for basic and diluted loss per common share: Weighted average number of shares	7,541,677	7,143,967

Basic and diluted loss per common share	$(0.24)	$(0.09)

The Company reported a net loss for the years ended December 31, 2006 and 2005. As a result, shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such stock options would be antidilutive.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On November 10, 2003, the Company entered into a one-year lease agreement, with one year renewal options, to lease a laboratory facility comprised of two labs and four offices. A one year renewal was executed 1n November, 2006. The monthly rental payment is in the amount of approximately $3,368.

Total rent expense for the years ended December 31, 2006 and 2005 and for the period from inception through December 31, 2006 was approximately $39,000, $40,000 and $158,000, respectively.

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

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by the annual report, which is December 31, 2006. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. There were several material adjustments proposed by our auditors. When we have more resources available, we will make an effort to improve the disclosure controls and procedures. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company's internal controls over financial reporting.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2004, concerning the Company’s directors and executive officers:

Name	Age	Position	Since
John J. Cousins	50	President, Treasurer, Director, Chief Financial Officer and Controller	April 2002
Herbert L. Whitaker, Jr.	64	Executive Vice President	December 2003
Leslie S. Robins	69	Vice President, Secretary, Director	April 2002 April 1999
Jeffrey L Garwin	56	Director	May 1993
Lewis White	51	Control Person Owning 10.41%

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

Lewis White, Control Person Owning 10.41% of the Company. Mr. White is a member of the Board of Directors of Standard Alcohol Company of America. He is also an advisor to the management of Standard Alcohol Company of America. Standard Alcohol Company of America is a gas to liquids technology company. Mr. White is also an active investor in four other technology oriented start-up companies, each displaying a market ready product. His credentials are in real estate development for the past twenty years.

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

Code of Ethics

For the year ended December 31, 2006, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2007.

Audit Committee

Currently the Board of Directors acts as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders were complied with except failure to file form 4 related to the sale of common stock by Herbert L. Whitaker, Executive Vice-President.

Involvement in Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining barring, suspending or other wise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Delinquent filers

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, by the Company, during the year ended December 31, 2006 the following were late in filing of Form 3; Mr. John J. Cousins, Dr. Herbert L. Whitaker, Jr., Mr. Leslie S. Robins, Mr. Lewis White and Advanced Optics Electronics, Inc. (“ADOT”). Dr. Whitaker and ADOT were also late in filing Forms 4 and 5 as required under Section 16(a)(2) of the Securities Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses the compensation earned for services rendered in all capacities by the Company’s executive officers for 2006 and 2005:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Cousins, President, Director
	2006	—	—	—	—		—	—	—
	2005	—	—	—	—		—	—	—
Leslie S. Robins, VP & Director
	2006	—	—	—	$29,078		—	—	$29,078
	2005	—	—	—	—		—	—	—
Herbert L. Whitaker, Exec. VP & Director
	2006	$209,353	—	$2,808					$212,161
	2005	$115,000	—	$450					$115,450

Herbert Whitaker has an employment agreement with Biomoda executed in January, 2006, which provides for minimal cash payments until substantial funding for the Company’s activities is realized. The full amount of compensation accruing to Dr. Whitaker is included in the figure(s) above. John Cousins and Leslie Robins are employed by Advanced Optics Electronics, Inc. (adot), with which the Company’s financial statements are consolidated. The two companies’ financial statements are consolidated in compliance with FASB pronouncement FIN 46, under which adot is the primary beneficiary of Biomoda, defined as the Variable Interest Entity. In addition to adot’s owning 29% of Biomoda’s outstanding stock and having advanced over $1 million to fund Biomoda’s operations, in 2002, adot’s two principal officers replaced the management of Biomoda, effecting a change in control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2006
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Not Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expir-ation Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Leslie Robins	200,000			$0.85	10/18/10

Options granted to Mr. Robins are not issued as part of an option plan.

LONG-TERM COMPENSATION PLANS

As of December 31, 2006 there are no long-term incentive or retirement plans.

DIRECTOR COMPENSATION

There was no compensation paid to any director for services as a director in 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 31, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2006, there were 9,086,253 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Beneficial Ownership	Amount of Beneficial Ownership	Amount Paid	Percent of class
Common Stock (no par value)	Jeffrey Garwin * 8301 Washington NE, Ste 5 Albuquerque, New Mexico, 87113	Direct	425,000	$550	4.68%
Common Stock (no par value)	June Garwin 8301 Washington NE, Ste 5 Albuquerque, New Mexico, 87113	Direct	425,000	$550	4.68%
Common Stock (no par value)	John Cousins (Director/ Exec Officer) * 8301 Washington NE, Ste 5 Albuquerque, New Mexico, 87113	Direct	490,000	$73,500	5.39%
Common Stock (no par value)	Leslie Robins (Director/ Exec Officer) * 8301 Washington NE, Ste 5 Albuquerque, New Mexico, 87113	Direct	390,000	$58,500	4.29%
Common Stock (no par value)	Irving Weiman 8301 Washington NE, Ste 5 Albuquerque, New Mexico, 87113	Direct	850,000	$100	9.35%
Common Stock (no par value)	Lewis White 8301 Washington NE, Ste 5 Albuquerque, New Mexico, 87113	Direct	946,000	$246,508	10.41%
Common Stock (no par value)	Advanced Optics 8301 Washington NE, Ste 5 Albuquerque, New Mexico, 87113	Direct	2,683,756	$1,354,915	29.54%
Common Stock (no par value)	All Directors and Officers as a group	Direct	1,405,000	$147,550	15.46%

There are no agreements, contracts or arrangements that the Company is part of or knows about that would result in a change of control of the Company.

* The persons listed in the above table as having the right to purchase the company’s shares through options, have the right to exercise the option to purchase the listed number of shares at a strike option price and within the time set out in the table below.

STOCK OPTIONS
Date	Name	Options Outstanding	Percent of Options Outstanding	Price	Expiration
1/15/99	Dr. Jeff Garwin	50,000	3.15%	$0.500	5/31/09
12/1/03	Herbert Whitaker	75,000	4.72%	TBD**	12/1/13
3/17/00	Ari Ma’ayan	180,000	11.33%	$0.150	3/22/10
3/17/00	Dr. Jeff Garwin	850,000	53.50%	$0.150	3/16/10
9/1/05	Stuart Ferguson	33,768	2.13%	$0.90	9/1/15
10/3/05	Judith Thompson	200,000	12.59%	$0.50	4/30/09
10/18/06	Leslie Robins	200,000	12.59%	$0.85	10/18/10
		1,588,768	100%
** Exercise Price to be determined as the closing price 30 days post IPO.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2002, the Company entered into a line of credit agreement (the “Agreement”) with Advanced Optics Electronics, Inc., an affiliated entity, (“ADOT”) with an annual interest rate of 5%. On May 1, 2003 the Agreement was extended as an “on demand” line of credit with an annual interest rate of 5%. Interest expense related to such a line of credit for the years ended December 31, 2006, 2005 and for the period from Inception through December 31, 2006 was $111,736, $59,947 and $211,836, respectively. The outstanding balance on this line of credit as of December 31, 2006 was $1,318,623. On October 12, 2006, the Company issued 1,176,471 shares of its common stock in exchange for forgiveness of $1,000,000 of this debt.

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

Leslie Robins is CEO of ADOT and Vice President of Biomoda. John Cousins is Vice President of Finance of ADOT and President of Biomoda.

As of December 31, 2006, the Company had advances of approximately $165,000 payable to two of its stockholders. Such advances historically bore interest at 10% per annum and are due on demand. Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2005. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2006 and 2005 and for the period from Inception through December 31, 2006 was approximately $16,000, $14,000 and $153,000, respectively.

In 2006, Biomoda received consulting services from a company controlled by a person related to the Vice-President in the amount of $6,300.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

Indexes to financial statements appear after the signature page to this Form 10-KSB.

Exhibits
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 1 on Form SB-2 filed 6/18/02
3.2	By-Laws	Incorporated by reference to Exhibit 2 on Form SB-2 filed 6/18/02
16.1	Prior Accountants letter, Hinkle & Landers, PC	Incorporated by reference to Exhibit 16.1 on Form 8-K filed November 12, 2003.
16.2	Prior Accountants letter, Squar Milner, Reehl & Williamson, LLP	Incorporated by reference to Exhibit 16.1 on Form 8-K/A filed January 13, 2005.
16.3	Prior Accountants letter, Singer, Lewak, Greenbaum & Goldstein, LLP	Incorporated by reference to Exhibit 16.1 on Form 8-K/A filed February 25, 2005.
23.1	Consent of Malone & Bailey, PC	Incorporated by reference to Exhibit 23.1 on Form 10-KSB filed March 31, 2005.
23.2	Consent of Squar, Milner, Reehl and Williamson, LLP	Incorporated by reference to Exhibit 23.2 on Form 10-KSB filed March 31, 2005.
31	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002	Filed Herewith
32	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	Filed Herewith

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and 2006 were $22,500 and $22,800, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were approximately $2,100 and $2,100 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMODA, INC. and Subsidiary

Dated: March 15, 2007	By:	/s/ John J. Cousins
John J. Cousins
Title President (Principal Executive and Accounting Officer)