Form 10QSB
period 2007-03-31
BIOMODA INC/NM
filed 2007-05-15
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
`

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

Commission file No. 333-90738

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

The number of issuer’s shares of Common Stock outstanding as of May 10, 2007 was 11,155,101.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

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

Item1: CONSOLIDATED FINANCIAL STATEMENTS

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$981	$116
Prepaid expenses	3,241	3,241
Total Current Assets	4,222	3,357

Patents, net of accumulated amortization of $93,168 and $88,717	231,490	234,140

Property and Equipment, net of accumulated depreciation of $10,360 and $9,621	5,684	6,424

	$241,396	$243,921

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$626,736	$580,050
Common stock payable	15,750	45,750
Advances from stockholders	168,997	164,842
Line of credit from an affiliated entity	2,091,928	1,318,623
Total Current Liabilities	2,903,411	2,109,265

Commitments and Contingencies

Stockholders' Deficit
Class A redeemable preferred stock; no par value 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share; no shares issued and outstanding	-	-
Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares
authorized; 9,931,039 and 9,086,253 issued and outstanding	3,950,972	3,052,213
Treasury stock	(9,000)	(9,000)
Deficit accumulated during development stage	(6,603,987)	(4,908,557)

Total Stockholders' Deficit	(2,662,015)	(1,865,344)

	$241,396	$243,921

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			January 3, 1990 (Inception) to March 31, 2007
	Three Months Ended March 31,
	2007	2006

Revenue	$-	$-	$23

Operating expenses
Professional fees	89,300	13,500	840,794
General and administrative	1,109,888	113,582	2,522,298
Licensing fees	50	-	134,843
Research and development	471,807	112,278	2,658,450
Depreciation and amortization	5,189	4,847	106,640
Total Operating Expenses	1,676,234	244,207	6,263,025

Loss from continuing operations	(1,676,234)	(244,207)	(6,263,002)

Other income (expense)
Gain on forgiveness of debt	-	-	53,035
Interest income	-	-	3,870
Interest expense	(19,196)	(24,556)	(397,890)
Total Other Expenses	(19,196)	(24,556)	(340,985)

Net loss	$(1,695,430)	$(268,763)	$(6,603,987)

Basic and diluted weighted average number of shares outstanding	9,476,126	7,187,282

Basic and diluted loss per common share	$(0.18)	$(0.04)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			January 3, 1990 (Inception) to March 31, 2007
	Three Months Ended March 31,
	2007	2006
NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,695,430)	$(268,763)	$(6,603,987)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock options expense	1,491	3,250	183,533
Issuance of common stock for services	792,500	-	1,536,471
Issuance of common stock for bonuses to employees	-	-	17,250
Loss on sale of assets	-	-	358
Foreign currency transactions	-	-	3,247
Non-cash gain on debt settlement	-	-	(11,171)
Depreciation and amortization	5,191	4,847	106,642
Changes in operating assets and liabilities:
Accounts receivable	-	-	(7,620)
Other assets	-	3,195	4,379
Bank overdraft	-	14,961	-
Accounts payable and accrued liabilities	46,686	100,435	748,758
Net cash flows used in operating activities	(849,562)	(142,075)	(4,022,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(24,179)
Sale of property and equipment	-	-	1,139
Investment in restricted cash	-	(30,000)	-
Organizational costs	-	-	(560)
Patent, trademark and license fee	(1,801)	-	(324,658)
Net cash flows used in investing activities	(1,801)	(30,000)	(348,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances	4,155	3,756	129,587
Proceeds from line of credit from an affiliated entity	847,073	168,295	3,228,597
Repayments on line of credit from an affiliated entity	-	-	(62,901)
Purchase of treasury stock	-	-	(9,000)
Issuance of common stock for cash	1,000	-	1,085,096
Net cash flows provided by financing activities	852,228	172,051	4,371,379

Net (decrease) increase in cash	865	(24)	981

Cash, beginning of period	116	24	-

Cash, end of period	$981	$-	$981

Supplemental disclosure of cash flow information -
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to these consolidated financial statements.

_____________________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________________

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. ("Biomoda") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in Biomoda's 2006 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

2. DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of March 31, 2007, Biomoda had an accumulated deficit of $6,603,987 and a working capital deficit of $2,899,189.

In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create a substantial doubt as to Biomoda's ability to continue as a going concern.

Biomoda will require substantial additional funding for continuing research and development and obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through the sale of Biomoda's common stock. Advanced Optics Electronics, Inc. ("ADOT") continues to provide Biomoda with bridge financing needed to fund the day-to-day operations until Biomoda has raised sufficient capital to fund its operations.

_____________________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________________

There is no assurance that Biomoda will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Biomoda. The consolidated financial statements do not include any adjustments that might be necessary should Biomoda be unable to continue as a going concern.

3. LINE OF CREDIT FROM AN AFFILIATED ENTITY

During the three months ended March 31, 2007, an affiliate of the Company exchanged its Biomoda common shares, valued at $707,150, for various services provided to Biomoda. In connection with this transaction, the Company recorded an increase to the line of credit from an affiliated entity of $707,150 and recognized $62,500 in professional fees expense and $644,650 in general and administrative expense. As of March 31, 2007, the line of credit from an affiliated entity balance was $2,091,928.

4. COMMON STOCK

From January 10 to March 20, 2007, the Company issued 726,000 shares of restricted common stock for services valued at $792,500, 2,000 common shares for cash of $1,000, 30,000 common shares issued for stock payable, and 86,786 common shares in exchange for discharge of debt of $73,768 to a related party.

5. SUBSEQUENT EVENT

Subsequent to March 31, 2007, Biomoda issued 1,224,062 shares of common stock for services valued at $770,559.

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

PLAN OF OPERATION

Our plan of operation for the next nine months is to complete the validation studies for our lung cancer assay, design our diagnostic product, choose our contract manufacturing partner, manufacture our initial batches, register our product with the FDA and then with European authorities for our CE mark, and begin marketing to reference labs in the US and Europe. We intend to have initial revenues in the last quarter of 2007. The Company is relying on a bridge financing arrangement with Advanced Optics Electronics, Inc., an affiliated public company, and also intends to raise additional funds from the sale of common stock and are assessing various offering scenarios. The Company is currently leasing Laboratory equipment from Advanced Optics Electronics, Inc. on a month to month basis and intends to purchase this equipment when adequate funds are raised.

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

Comparison of the three month periods Ended March 31, 2007 and 2006

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs increased to $471,807 in the three months ended March 31, 2007 from $112,278 in the three months ended March 31, 2006 due to significant stock issuance for services. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as incurred.

GENERAL AND ADMINISTRATIVE General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, taken together with professional fees, increased to $1,199,188 in the three months ended March 31, 2007 from $127,082 in the three months ended March 31, 2006. This increase was due primarily to approximately $790,000 of stock issued for services, which is divided between this classification and research expenses, above, increased costs of stock promotion of approximately $645,000 and increased legal fees. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) in these periods consists of interest expense, which decreased to $19,196 in the three months ended March 31, 2007 from $24,556 in the three months ended March 31, 2006 due to lower balances in intercompany debt.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT"). As of March 31, 2007 we have raised net proceeds of approximately $6,043,000 from these sources.

Product development expenditures, including personnel expense, and general and administrative expense approximated $1,644,000 for the three months ended March 31, 2007. Funds for operations, product development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.

Management believes that sales of securities will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of 2007. In addition, ADOT will continue to provide the Company with bridge financing needed to fund the day-to-day operations until the Company has raised sufficient capital to fund its operations. At that time it is anticipated that sales of our initial screening product will begin and contribute to operating revenues. It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

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

ITEM 3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, September 30, 2006). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective.

The Company was in the infancy stages of its business operations and had limited resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

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

BIOMODA, INC. and Subsidiary

Dated: May 15, 2007	By:	/s/ John J. Cousins
John J. Cousins
President (Principal Executive and Accounting Officer)