Form 10QSB
period 2007-06-30
BIOMODA INC/NM
filed 2007-08-20
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

The number of issuer’s shares of Common Stock outstanding as of August 17, 2007 was 15,695,652.

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

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS

Current Assets
Cash	$41,357	$116
Prepaid expenses	3,241	3,241
Total Current Assets	44,598	3,357

Patents, net of accumulated amortization of $97,619 and $88,717	227,039	234,140

Property and Equipment, net of accumulated depreciation of $11,588 and $9,621	4,455	6,424

Total Assets	$276,092	$243,921

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities	-
Accounts payable and accrued liabilities	$668,903	$580,050
Common stock payable	49,669	45,750
Advances from stockholders	176,075	164,842
Line of credit from an affiliated entity	2,210,805	1,318,623
Total Current Liabilities	3,105,452	2,109,265

Commitments and Contingencies

Stockholders' Deficit
Class A redeemable preferred stock; no par value 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share; no shares issued and outstanding	-	-
Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares
authorized; 12,418,101 and 9,086,253 issued and outstanding	4,970,277	3,052,213
Treasury stock	(9,000)	(9,000)
Deficit accumulated during development stage	(7,790,637)	(4,908,557)

Total Stockholders' Deficit	(2,829,360)	(1,865,344)

Total Liabilities and Stockholder's Deficit	$276,092	$243,921

See accompanying notes to consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Revenue	$-	$-

Operating expenses
Professional fees	16,750	8,143
General and administrative	806,297	24,262
Licensing fees	5,450	15,000
Research and development	320,009	146,447
Depreciation and amortization	5,680	4,846
Total Operating Expenses	1,154,186	198,698

Loss from continuing operations	(1,154,186)	(198,698)

Other income (expense)
Gain on forgiveness of debt	-	16,064
Interest income	-	-
Interest expense	(32,464)	(24,586)
Total Other Expenses	(32,464)	(8,522)

Net loss	$(1,186,650)	$(207,220)

Basic and diluted weighted average number of shares outstanding	11,324,759	7,187,282

Basic and diluted loss per common share	$(0.10)	$(0.03)

See accompanying notes to consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006	January 3, 1990 (Inception) to June 30, 2007
Revenue	$-	$-	$23

Operating expenses
Professional fees	106,050	21,643	857,544
General and administrative	1,916,185	137,844	3,328,595
Licensing fees	5,500	15,000	140,293
Research and development	791,816	258,725	2,978,459
Depreciation and amortization	10,869	9,693	112,320
Total Operating Expenses	2,830,420	442,905	7,417,211

Loss from continuing operations	(2,830,420)	(442,905)	(7,417,188)

Other income (expense)
Gain on forgiveness of debt	-	16,064	53,035
Interest income	-	-	3,870
Interest expense	(51,660)	(49,142)	(430,354)
Total Other Expenses	(51,660)	(33,078)	(373,449)

Net loss	$(2,882,080)	$(475,983)	$(7,790,637)

Basic and diluted weighted average number of shares outstanding	10,405,550	7,187,282

Basic and diluted loss per common share	$(0.28)	$(0.07)

See accompanying notes to consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006	January 3, 1990 (Inception) to June 30, 2007

NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,882,080)	$(475,983)	$(7,790,637)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock options expense	2,982	6,500	185,024
Issuance of common stock for services	1,768,602	-	2,512,573
Issuance of common stock for bonuses to employees	-	-	17,250
Loss on sale of assets	-	-	358
Foreign currency transactions	-	-	3,247
Gain on debt settlement	-	(16,064)	(11,171)
Depreciation and amortization	10,871	9,693	112,322
Changes in operating assets and liabilities:
Accounts receivable	-	-	(7,620)
Other assets	-	3,195	4,379
Accounts payable and accrued liabilities	88,853	127,529	790,925
Net cash flows used in operating activities	(1,010,772)	(345,130)	(4,183,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(24,179)
Sale of property and equipment	-	-	1,139
Investment in restricted cash	-	(30,000)	-
Organizational costs	-	-	(560)
Patent, trademark and license fee	(1,801)	-	(324,658)
Net cash flows used in investing activities	(1,801)	(30,000)	(348,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances	11,233	7,650	136,665
Proceeds from line of credit from an affiliated entity	1,052,465	346,568	3,433,989
Repayments on line of credit from an affiliated entity	(86,515)	-	(149,416)
Purchase of treasury stock	-	(9,000)	(9,000)
Proceeds from stock payable	33,919		33,919
Issuance of common stock for cash	42,712	30,000	1,126,808
Net cash flows provided by financing activities	1,053,814	375,218	4,572,965

Net (decrease) increase in cash	41,241	88	41,357

Cash, beginning of period	116	24	-

Cash, end of period	$41,357	$112	$41,357

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for stock payable	$30,000	$-
Stock issued for debt	73,768	-

See accompanying notes to consolidated financial statements.

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________
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

2.  DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of June 30, 2007, Biomoda had an accumulated deficit of $7,790,637 and a working capital deficit of $3,060,854.

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

3.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

During the six months ended June 30, 2007, an affiliate of the Company exchanged its Biomoda common shares, valued at $707,150, for various services provided to Biomoda.  In connection with this transaction, Biomoda recorded an increase to the line of credit from an affiliated entity of $707,150 and recognized $62,500 in professional fees expense and $644,650 in general and administrative expense.  As of June 30, 2007, the line of credit from an affiliated entity balance was $2,210,805.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________
4.  COMMON STOCK

During the first quarter of 2007, Biomoda issued 726,000 shares of restricted common stock for services valued at $792,500, 2,000 common shares for cash of $1,000, 30,000 common shares issued for stock payable, and 86,786 common shares in exchange for discharge of debt of $73,768 to a related party.

During the second quarter of 2007, Biomoda issued 2,144,062 shares of common stock for services valued at $976,102 and 343,000 common shares for cash of $41,712.

5.  SUBSEQUENT EVENTS

Subsequent to June 30, 2007, Biomoda issued 931,429 restricted shares for cash for a total of $49,413 and 171,000 shares for services for a value of $22,150.  In addition, under a Regulation S offering, Biomoda issued 2,175,122 restricted shares for a total of approximately $91,405.

Subsequent to June 30, 2007, Leslie S. Robins was removed for cause from the Board of Directors of Biomoda at a special meeting of the Board held on Tuesday August 7, 2007.  The Board removed Mr. Robins from the Board due to his actions related to the unauthorized issuance of shares of Biomoda’s common stock and unauthorized use of company funds.  Mr. Robins did not serve on any committees of the Board.

On August 14, 2007, the Board also ratified the President’s termination of Mr. Robins as Vice President and Secretary of Biomoda effective July 21, 2007.  Mr. Robins was terminated for cause as described above.

Biomoda previously conducted an offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2.  This registration statement became stale on November 4, 2005, prior to selling any shares under this registered offering.  The Board is currently investigating the issuance of the following shares of common stock purportedly under the SB-2 registration statement pursuant to Mr. Robins’ sole and unauthorized direction: 343,000 shares on or about June 5, 2007, 230,000 shares on or about June 8, 2007, 500,000 shares on or about June 25, 2007, 90,000 shares on or about July 11, 2007, 50,000 shares on or about July 11, 2007, and 555,000 shares on or about July 13, 2007.  Based upon the Board’s initial investigation, all of such shares were issued without registration under the Securities Act of 1933, as amended, or any exemption therefrom.  As a result, such shares were issued in violation of the Securities Act of 1933, as amended.  Such violations may subject Biomoda to enforcement action by the Securities and Exchange Commission.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

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

Comparison of the three months ended June 30, 2007 and 2006

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

REVENUE.  As of June 30, 2007, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs increased to $320,009 in the three months ended June 30, 2007 from $146,447 in the three months ended June 30, 2006 due to significant stock issuance for services. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL  AND  ADMINISTRATIVE  General  and  administrative  expenses  consist of expenses for executive and administrative  personnel,  facilities,  professional services,  travel and general corporate  activities.  General and administrative costs, taken together with professional fees, increased to $828,497 in the three months ended June 30, 2007 from $47,405 in the three months ended June 30, 2006, and to $2,027,735 in 2007 from $174,487 in 2006 for the six month periods then ended. This increase was due primarily to approximately $1,769,000 of stock issued for services, which is divided between this classification and research expenses, above, and increased legal fees. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) in these periods consists of interest expense, which increased to $32,464 in the three months ended June 30, 2007 from $24,586 in the three months ended June 30, 2006 due to higher balances in intercompany debt and to $51,660 in 2007 from $49,142 in 2006 for the six month periods then ended.  Additionally, we recorded $16,064 gain on forgiveness of debt in 2006.

Comparison of the six months ended June 30, 2007 and 2006

PRODUCT DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs increased to $791,816 in the six months ended June 30, 2007 from $285,725 in the six months ended June 30, 2006 due to significant stock issuance for services. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, taken together with professional fees, increased to $2,027,735 in the six months ended June 30, 2007 from $174,487 in the six months ended June 30, 2006. This increase was due primarily to approximately $1,769,000 of stock issued for services, which is divided between this classification and research expenses, above, and increased legal fees. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods consists of interest expense, which increased to $51,660 in the six months ended June 30, 2007 from $49,142 in the six months ended June 30, 2006 due to higher balances in intercompany debt.  Additionally, we recorded $16,064 gain on forgiveness of debt in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT").  As of June 30, 2007 we have raised net proceeds of approximately $4,700,000 from these sources.

Product development expenditures, including personnel expense, and general and administrative expense approximated $2,714,000 for the six months ended June 30, 2007. Funds for operations,  product  development and capital expenditures were provided from a line of credit agreement with ADOT. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.

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

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

ITEM 3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, June 30, 2007).  Based upon that evaluation, the company concluded that the Company’s disclosure controls and procedures were not effective.

The Company was in the infancy stages of its business operations and had limited resources  available to plan,  develop,  and implement  disclosure and procedure controls  and other  procedures  that are  designed to ensure  that  information required to be disclosed in the  Company's  periodic  reports filed or submitted under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Further, as reported in the Company’s Current Report on Form 8-K filed on August 14, 2007, the Company is currently investigating (i) what appears to be the unauthorized issuance of shares of its common stock in violation of the Securities Act of 1933, and (ii) the improper diversion of cash from the Company to a former officer and director and/or his affiliates.

The Company is  re-evaluating and revising its existing control policies and procedures. As part of such plan and implementation, the Company is re-evaluating, re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the three months ended June 30, 2007 that have materially affected or are reasonably likely to materially  affect  these  controls.  Subsequent to this reporting period corrective actions, with regard to significant deficiencies or material weaknesses, were made.  We are implementing controls suggested by the independent third party.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On July 25, 2007, Leslie Robins filed a Complaint for Declaratory Judgment and Application for Temporary Restraining Order/ Preliminary and Permanent Injunction against Biomoda, John J. Cousins and Maria Zannes (collectively, the “Biomoda Parties”), Cause No. D-202-CV-2007-06529, Second Judicial District Court, State of New Mexico.  Also listed as nominal Plaintiffs were Advanced Optics Electronics, Inc. and Ari Maayan. The lawsuit alleges that the Biomoda Parties are attempting a hostile takeover of Biomoda by unlawfully removing Mr. Robins.  At oral argument held on August 7, 2007, the Court denied Plaintiffs’ motion for a temporary restraining order that sought to enjoin the removal of Mr. Robins from the Board and denied Mr. Robins’ motion to place Biomoda in receivership.  The Biomoda Parties filed an answer and counterclaim to this lawsuit on August 13, 2007, in which they denied all of the Plaintiff’s substantive claims and provided affirmative defenses.  In addition, the Biomoda Parties counterclaimed that Mr. Robins actions in (i) directing the unauthorized and unregistered sale of securities in violation of the Securities Act of 1933, as amended (ii) improper diversion of cash and other assets from Biomoda, (iii) improper dumping of Biomoda shares into the public markets, and (iv) defamation of officers and directors of Biomoda, has materially harmed Biomoda.  The Biomoda Plaintiffs are seeking a temporary restraining order, preliminary injunction and permanent injunction preventing Mr. Robins from acting in any capacity on behalf of Biomoda and seeking to freeze Mr. Robins bank accounts.  The Biomoda Plaintiffs also seek to recover monies and assets improperly taken from Biomoda.

Item 2.  CHANGES IN SECURITIES -  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None.

Item 6.  EXHIBITS and reports on Forms 8-K

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

Reports on Form 8-K

On August 15, 2007, we reported to removal for cause of Leslie S. Robins as officer and director of Biomoda, Inc.  We also reported the resignation of Dr. Albert Goodman as director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMODA, INC. and Subsidiary

August 20, 2007	By:	/s/ John. J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)