Form 10QSB
period 2007-09-30
BIOMODA INC/NM
filed 2007-11-19
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

The number of issuer’s shares of Common Stock outstanding as of November 17, 2007 was 24,675,510.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

ii

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

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006

ASSETS

Current Assets
Cash	$2,285	$116
Prepaid expenses	3,241	3,241
Total Current Assets	5,526	3,357

Patents, net of accumulated amortization of $102,069 and $88,717	205,589	234,140

Property and Equipment, net of accumulated depreciation of $12,393 and $9,621	4,498	6,424

	$215,613	$243,921

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$421,031	$580,050
Common stock payable	23,051	45,750
Advances from stockholders	180,477	164,842
Line of credit from an affiliated entity	1,810,272	1,318,623
Notes payable - related parties	78,086	-
Total Current Liabilities	2,512,917	2,109,265

Commitments and Contingencies

Stockholders' Deficit
Class A redeemable preferred stock; no par value 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share; no shares issued and outstanding	-	-
Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares
authorized; 18,238,150 and 9,086,253 issued and outstanding	5,349,899	3,052,213
Treasury stock	(9,000)	(9,000)
Deficit accumulated during development stage	(7,638,203)	(4,908,557)

Total Stockholders' Deficit	(2,297,304)	(1,865,344)

	$215,613	$243,921

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006

Revenue	$-	$-

Operating expenses
Professional fees	50,993	79,392
General and administrative	55,242	28,737
Licensing fees	27,385	125
Research and development	15,492	110,877
Depreciation and amortization	5,255	4,911
Total Operating Expenses	154,367	224,042

Loss from continuing operations	(154,367)	(224,042)

Other income (expense)
Impairment expense	(17,000)	-
Other Income	33,919	-
Interest expense	(25,118)	(27,317)
Total Other Expenses	(8,199)	(27,317)

Net loss	$(162,566)	$(251,359)

Basic and diluted weighted average number of shares outstanding	15,296,882	7,187,282

Basic and diluted loss per common share	$(0.01)	$(0.03)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006	January 3, 1990 (Inception) to September 30, 2007

Revenue	$-	$-	$23

Operating expenses
Professional fees	157,043	101,035	908,537
General and administrative	1,656,427	166,581	3,068,837
Licensing fees	32,885	15,125	167,678
Research and development	807,308	369,602	2,993,951
Depreciation and amortization	16,124	14,604	117,575
Total Operating Expenses	2,669,787	666,947	7,256,578

Loss from continuing operations	(2,669,787)	(666,947)	(7,256,555)

Other income (expense)
Gain on forgiveness of debt	-	16,064	53,035
Impairment expense	(17,000)	-	(17,000)
Other Income	33,919	-	33,919
Interest income	-	-	3,870
Interest expense	(76,778)	(76,459)	(455,472)
Total Other Expenses	(59,859)	(60,395)	(381,648)

Net loss	$(2,729,646)	$(727,342)	$(7,638,203)

Basic and diluted weighted average number of shares outstanding	12,053,910	7,187,282

Basic and diluted loss per common share	$(0.23)	$(0.10)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006	January 3, 1990 (Inception) to September 30, 2007

NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,729,646)	$(727,342)	$(7,638,203)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock options expense	4,473	5,033	186,515
Issuance of common stock for services	1,482,102	-	2,226,073
Issuance of common stock for bonuses to employees	-	-	17,250
Impairment of intangible assets	17,000	-	17,000
Imputed interest on related party note payable	1,053	-	1,053
Loss on sale of assets	-	-	358
Foreign currency transactions	-	-	3,247
Non-cash gain on debt settlement	-	(16,064)	(11,171)
Depreciation and amortization	16,124	14,604	117,575
Changes in operating assets and liabilities:
Accounts receivable	-	-	(7,620)
Other assets	-	3,195	4,379
Accounts payable and accrued liabilities	82,386	148,827	784,458
Net cash flows used in operating activities	(1,126,508)	(571,747)	(4,299,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(845)	(3,733)	(25,024)
Sale of property and equipment	-	-	1,139
Investment in restricted cash	-	(100)	-
Organizational costs	-	-	(560)
Patent, trademark and license fee	(1,802)	-	(324,659)
Net cash flows used in investing activities	(2,647)	(3,833)	(349,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances	15,635	11,688	141,067
Proceeds from line of credit from an affiliated entity	1,073,040	542,903	3,454,564
Repayments on line of credit from an affiliated entity	(192,623)	-	(255,524)
Repayments on related party note payable	(8,174)	-	(8,174)
Common Stock Subscriptions	7,301	30,000	7,301
Purchase of treasury stock	-	(9,000)	(9,000)
Issuance of common stock for cash	532,939	-	1,617,035
Offering Costs	(296,794)	-	(296,794)
Net cash flows provided by financing activities	1,131,324	575,591	4,650,475

Net (decrease) increase in cash	2,169	11	2,285

Cash, beginning of period	116	24	-

Cash, end of period	$2,285	$35	$2,285

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for stock payable	$30,000	$-
Stock issued for debt	388,768	-
Gain on Settlement with related party	155,145	-
Note payable for payroll liabilities	86,260	-

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

2.  DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of September 30, 2007, Biomoda had an accumulated deficit of $7,638,203 and a working capital deficit of $2,507,391.

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

3.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

During the nine months ended September 30, 2007, an affiliate of the Company exchanged its Biomoda common shares, valued at $707,150, for various services provided to Biomoda.  In connection with this transaction, Biomoda recorded an increase to the line of credit from an affiliated entity of $707,150.  As of September 30, 2007, the line of credit from an affiliated entity balance was $1,810,272.  To date Biomoda has paid back a total of approximately $644,292 on the line of credit to Advanced Optics Electronics, $388,768 of which was in stock issuances.

4.  COMMON STOCK

During the first quarter of 2007, Biomoda issued 726,000 common shares  for services valued at $792,500, 2,000 common shares for cash of $1,000, 30,000 common shares issued for stock payable, and 86,786 common shares in exchange for discharge of debt of $73,768 to a related party.

During the second quarter of 2007, Biomoda issued 1,644,062 common shares for services valued at $661,102 and 343,000 common shares for cash of $41,712.  Biomoda also issued 500,000 common shares in exchange for discharge of debt of $315,000 to Advanced Optics Electronics to pay down the Line of Credit.

During the third quarter of 2007, Biomoda issued 301,000 common shares for services valued at $28,500 and 555,000 common shares for cash of $35,000. Biomoda also sold 4,964,049 common shares for $455,227,.incurring $296,794 in costs related to the offering.

_____________________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________________

5.  SUBSEQUENT EVENTS

During October, we issued 165,000 shares valued at $14,850 to Los Alamos National Security, LLC for the payment of a license fee.

During October, we sold 1,241,285 common shares for $103,985,.incurring $74,829 in costs related to the offering.

During November, we issued 935,000 shares valued at $145,750 for various services.

During November, we sold 4,096,075 common shares for $436,142, incurring $395,863 in costs related to the offering.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the validation studies for our lung cancer assay, design our diagnostic product, choose our contract manufacturing partner, manufacture our initial batches, register our product with the FDA and then with European authorities for our CE mark, and begin marketing to reference labs in the US and Europe.  To that end, we have contracted with Quintiles Consulting for regulatory consulting, TriCore Reference Laboratories for assay preparation, Averion International Corporation for clinical services, and Clinical Research Center of Cape Cod. to provide lung sputum samples.  We intend to have initial revenues in the last quarter of 2008.  The Company is raising   funds from the sale of restricted common stock through a Regulation S Offering and is assessing various offering scenarios.

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

Comparison of the three months ended September 30, 2007 and 2006

REVENUE.  As of September 30, 2007, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs decreased to $15,492 in the three months ended September 30, 2007 from $110,877 in the three months ended September 30, 2006. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL  AND  ADMINISTRATIVE  General  and  administrative  expenses  consist of expenses for executive and administrative  personnel,  facilities,  professional services,  travel and general corporate  activities.  General and administrative costs, taken together with professional fees, increased to $55,242 in the three months ended September 30, 2007 from $28,737 in the three months ended September 30, 2006.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE) Other income (expense) in these periods consists of interest expense, which decreased to $25,118 in the three months ended September 30, 2007 from $27,317 in the three months ended September 30, 2006 due to lower balance in related party debt.

Comparison of the nine months ended September 30, 2007 and 2006

PRODUCT DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs increased to $807,308 in the nine months ended September 30, 2007 from $369,602 in the nine months ended September 30, 2006 due to significant stock issuance for services. The Company believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, taken together with professional fees, increased to $1,656,427 in the nine months ended September 30, 2007 from $166,581 in the nine months ended September 30, 2006. This increase was due primarily to $1,482,102 of stock issued for services, which is divided between this classification and research expenses, above, and increased legal fees. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods consists of interest expense, which increased to $76,778 in the nine months ended September 30, 2007 from $76,459 in the nine months ended September 30, 2006.  Additionally, we recorded $16,064 gain on forgiveness of debt in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT").  As of September 30, 2007, we have raised net proceeds of approximately $4,915,000 from these sources.

Product development expenditures, including personnel expense, and general and administrative expense approximated $2,463,735 for the nine months ended September 30, 2007.  Funds  for  operations,   product   development  and  capital expenditures  were  provided  from a line of credit  agreement  with  ADOT and the sale of restricted company stock.  The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.

Management believes that sales of securities will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of 2007.  In addition, At that time it is anticipated that  sales of our  initial  screening  product  will  begin and  contribute  to operating  revenues.  It is  anticipated  that  these  sales  will  provide  the additional capital resources to fund the proportionately  higher working capital requirements  of  production  and  sales   initiatives  and  continued   product development for second-generation diagnostic and therapeutic products.

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

ITEM 3: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, September 30, 2007).  Based upon that evaluation, the company concluded that the Company’s disclosure controls and procedures were effective.

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

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the three months ended September 30, 2007.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On August 29, 2007, Biomoda, Inc and Advanced Optics Electronics, Inc. jointly filed a Complaint in Federal Court, case number 1:07-cv-00855 against Leslie Robins, Alvin Robins and John Kearns for Common Law Fraud, Violation of Federal and New Mexico Securities Laws, Conversion, Breach of Fiduciary Duty and Racketeering.

Biomoda previously conducted an offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2.  This registration statement expired on November 4, 2005, prior to selling any shares under this registered offering.  The Board is currently investigating the issuance of the following shares of common stock purportedly under the SB-2 registration statement pursuant to Mr. Robins’ sole and unauthorized direction: 343,000 shares on or about June 5, 2007, 230,000 shares on or about June 8, 2007, 500,000 shares on or about June 25, 2007, 90,000 shares on or about July 11, 2007, 50,000 shares on or about July 11, 2007, and 555,000 shares on or about July 13, 2007.  Based upon the Board’s initial investigation, all of such shares were issued without registration under the Securities Act of 1933, as amended, or any exemption therefrom.  As a result, such shares were issued in violation of the Securities Act of 1933, as amended.  Such violations may subject Biomoda to enforcement action by the Securities and Exchange Commission.

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

Dated: November  19, 2007

BIOMODA, INC. and Subsidiary

                                     BY: /s/John J. Cousins
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)