Form 10QSB/A
period 2007-06-30
BIOMODA INC/NM
filed 2008-01-04
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	December 31, 2006
	(Restated)
ASSETS

Current Assets
Cash	$41,357	$116
Prepaid expenses	3,241	3,241
Total Current Assets	44,598	3,357

Patents, net of accumulated amortization of $97,619 and $88,717	227,039	234,140

Property and Equipment, net of accumulated depreciation of $11,590 and $9,621	4,455	6,424

	$276,092	$243,921

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities	-
Accounts payable and accrued liabilities	$668,903	$580,050
Common stock payable	49,669	45,750
Advances from stockholders	176,075	164,842
Line of credit from an affiliated entity	1,895,805	1,318,623
Total Current Liabilities	2,790,452	2,109,265

Commitments and Contingencies

Stockholders' Deficit
Class A redeemable preferred stock; no par value 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share; no shares issued and outstanding	-	-
Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares
authorized; 12,418,101 and 9,086,253 issued and outstanding	4,970,277	3,052,213
Treasury stock	(9,000)	(9,000)
Deficit accumulated during development stage	(7,475,637)	(4,908,557)

Total Stockholders' Deficit	(2,514,360)	(1,865,344)

	$276,092	$243,921

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
	(Restated)

Revenue	$-	$-

Operating expenses
Professional fees	16,750	8,143
General and administrative	491,297	24,262
Licensing fees	5,450	15,000
Research and development	320,009	146,447
Depreciation and amortization	5,680	4,846
Total Operating Expenses	839,186	198,698

Loss from continuing operations	(839,186)	(198,698)

Other income (expense)
Gain on forgiveness of debt	-	16,064
Other Income	-	-
Interest income	-	-
Interest expense	(32,464)	(24,586)
Total Other Expenses	(32,464)	(8,522)

Net loss	$(871,650)	$(207,220)

Basic and diluted weighted average number of shares outstanding	11,324,759	7,187,282

Basic and diluted loss per common share	$(0.08)	$(0.03)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006	January 3, 1990 (Inception) to June 30, 2007
	(Restated)		(Restated)
Revenue	$-	$-	$23

Operating expenses
Professional fees	106,050	21,643	857,544
General and administrative	1,601,185	137,844	3,013,595
Licensing fees	5,500	15,000	140,293
Research and development	791,816	258,725	2,978,459
Depreciation and amortization	10,869	9,693	112,320
Total Operating Expenses	2,515,420	442,905	7,102,211

Loss from continuing operations	(2,515,420)	(442,905)	(7,102,188)

Other income (expense)
Gain on forgiveness of debt	-	16,064	53,035
Interest income	-	-	3,870
Interest expense	(51,660)	(49,142)	(430,354)
Total Other Expenses	(51,660)	(33,078)	(373,449)

Net loss	$(2,567,080)	$(475,983)	$(7,475,637)

Basic and diluted weighted average number of shares outstanding	10,405,550	7,187,282

Basic and diluted loss per common share	$(0.25)	$(0.07)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006	January 3, 1990 (Inception) to June 30, 2007
	(Restated)		(Restated)
NET CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,567,080)	$(475,983)	$(7,475,637)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	2,982	6,500	185,024
Issuance of common stock for services	1,453,602	-	2,197,573
Issuance of common stock for bonuses to employees	-	-	17,250
Loss on sale of assets	-	-	358
Foreign currency transactions	-	-	3,247
Non-cash gain on debt settlement	-	(16,064)	(11,171)
Depreciation and amortization	10,871	9,693	112,322
Changes in operating assets and liabilities:
Accounts receivable	-	-	(7,620)
Other assets	-	3,195	4,379
Accounts payable and accrued liabilities	88,853	127,529	790,925
Net cash flows used in operating activities	(1,010,772)	(345,130)	(4,183,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(24,179)
Sale of property and equipment	-	-	1,139
Investment in restricted cash	-	(30,000)	-
Organizational costs	-	-	(560)
Patent, trademark and license fee	(1,801)	-	(324,658)
Net cash flows used in investing activities	(1,801)	(30,000)	(348,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances	11,233	7,650	136,665
Proceeds from line of credit from an affiliated entity	1,052,465	346,568	3,433,989
Repayments on line of credit from an affiliated entity	(86,515)	-	(149,416)
Proceeds from stock payable	33,919		33,919
Purchase of treasury stock	-	(9,000)	(9,000)
Issuance of common stock for cash	42,712	30,000	1,126,808
Net cash flows provided by financing activities	1,053,814	375,218	4,572,965

Net (decrease) increase in cash	41,241	88	41,357

Cash, beginning of period	116	24	-

Cash, end of period	$41,357	$112	$41,357

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for stock payable	$30,000	$-
Stock issued for debt	388,768	-

See accompanying notes to these consolidated financial statements.

_______________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
________________________________________________
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

2.  DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of June 30, 2007, Biomoda had an accumulated deficit of $7,475,637 and a working capital deficit of $2,745,854.

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

3.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

During the six months ended June 30, 2007, an affiliate of Biomoda exchanged its Biomoda common shares, valued at $707,150, for various services provided to Biomoda.  In connection with this transaction, Biomoda recorded an increase to the line of credit from an affiliated entity of $707,150 and recognized $62,500 in professional fees expense and $644,650 in general and administrative expense.  As of June 30, 2007, the line of credit from an affiliated entity balance was $1,895,805.

4.  COMMON STOCK

During the first quarter of 2007, Biomoda issued 726,000 shares of restricted common stock for services valued at $792,500, 2,000 common shares for cash of $1,000, 30,000 common shares issued for stock payable, and 86,786 common shares in exchange for discharge of debt of $73,768 to a related party.

During the second quarter of 2007, Biomoda issued 1,644,062 shares of common stock for services valued at $661,102 and 343,000 common shares for cash of $41,712.  Biomoda also issued 500,000 common shares in exchange for discharge of debt of $315,000 to Advanced Optics Electronics to pay down the Line of Credit.

5.	RESTATEMENT OF FINANCIAL STATEMENTS

During the 2007 4th quarter, Biomoda determined that it had mis-attributed a payment of  common stock valued at $315,000 that was to be paid against the line of credit to Advanced Optics Electronics, Inc. that was incorrectly booked to consulting expense in the 2nd quarter of 2007. The error resulted in the overstatement of the line of credit liability by $315,000 and an overstatement of consulting expense by $315,000 for both the three and six months ended 6/30/07.

As a result of these errors, on November 14, 2007, management concluded that the consolidated financial statements for the quarter ended June 30, 2007 should no longer be relied upon and filed an 8-K stating the June 30, 2007 10QSB would be restated.

Changes to Line of Credit from an Affiliated Entity

Before restatement                                        Adjustment                                     After restatement
$ 2,210,805                                                       $ (315,000)                                            $ 1,895,805

Changes to General and Administrative for the six months

Before restatement                                        Adjustment                                     After restatement
$ 1,916,185                                                       $ (315,000)                                           $ 1,610,185

Changes to General and Administrative for the three months

Before restatement                                        Adjustment                                      After restatement
$ 806,297                                                          $ (315,000)                                           $   491,297

6.  SUBSEQUENT EVENTS

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

GENERAL  AND  ADMINISTRATIVE  General  and  administrative  expenses  consist of expenses for executive and administrative  personnel,  facilities,  professional services,  travel and general corporate  activities.  General and administrative costs, taken together with professional fees, increased to $513,497 in the three months ended June 30, 2007 from $47,405 in the three months ended June 30, 2006.  This increase was due primarily to approximately $1,454,000 of stock issued for services, which is divided between this classification and research expenses, above, and increased legal fees. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

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

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities. General and administrative costs, taken together with professional fees, increased to $1,712,735 in the six months ended June 30, 2007 from $174,487 in the six months ended June 30, 2006. This increase was due primarily to approximately $1,454,000 of stock issued for services, which is divided between this classification and research expenses, above, and increased legal fees. We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

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

We had deficiencies in our communications between management and bookkeeping.  Key information and backup documentation was not properly managed. We have upgraded our bookkeeping capabilities and streamlined our internal communication relating to accounting administration and reporting.   We hired an outside CPA firm to help train the Biomoda Bookkeeper, and to help review and compile financial data to our auditors for the quarterly reports.

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

1

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

On November 15, 2007, we filed an 8-K on Item 4.02.(a) Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

We reported that during the 2007-second quarter, Biomoda, Inc. (the “Company”) determined that it had mis-attributed a payment that was to go to the Line of Credit to Advanced Optics Electronics, Inc. that went instead to a Consulting Expense. The error resulted in the overstatement of the Line of Credit Liability by $315,000 and an overstatement of Consulting Expense of $315,000. The error has been corrected.  The net change in cash and cash equivalents was not impacted.

As a result of these errors, on November 14, 2007, the Company’s Board of Directors concluded that the Company’s consolidated financial statements for the quarter ended June 30, 2007 should no longer be relied upon and would be restated.  This restatement is included in this 10SB/A filing.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 4, 2008

BIOMODA, INC. and Subsidiary

                                     BY: /s/ John J. Cousins
                                     John J. Cousins
                                     President
                                    (Principal Executive and Accounting Officer)

3