Form 10KSB
period 2007-12-31
BIOMODA INC/NM
filed 2008-03-31
CIK 1058767

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007	Commission file No. 333-90738

BIOMODA, INC.
(Name of small business issuer in its charter)

NEW MEXICO	85-0392345
(State of incorporation)	(IRS Employer Identification No.)

P.O. Box 11342, Albuquerque, New Mexico 87192
(Address of principal executive offices including zip code)

Issuer’s telephone number, including area code:	(505) 821-0875

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	None

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2007 is $7,954,943.

The number of issuer’s shares of Common Stock outstanding as of March 26, 2008 was 72,777,162.
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

The Company has laboratories and offices at Area Y, Building 9217, Kirtland Air Force Base-East, in Albuquerque, New Mexico  that are used for research and development activities.  The Corporate Office is located at 416 Central SE in Albuquerque, and the mailing address is P.O. Box 11342, Albuquerque, NM 87192. Its telephone number is (505) 821-0875 and its fax number is (505) 293-1191.  The Company’s website is www.biomoda.com.

The Company

We are an InVitro Diagnostics Company that develops assays, or tests, to detect cancer. These assays are performed in clinical reference laboratories using body-fluid samples. This technology is based on an exclusively licensed patent from Los Alamos National Laboratories. The Company was issued its own patent in January, 2005, and has applied for a Divisional and a Continuation-in-part (CIP) extension of that owned patent. The technology is based on a molecule that has an affinity to bind with cancer cells and it fluoresces red under Ultra Violet light. It’s a porphyrin molecule; easy to obtain, manufacture and use. This is a broad based technology that works with a variety of cell types.

We are in the process of developing a line of assays for a variety of cancers based on adaptations of this technology. Our first product is an assay for lung cancer. Lung cancer represents a large market that has seriously unmet diagnostic needs. The survival rates for lung cancer are dismal; due in large part because this disease is typically diagnosed  late in its progression. The sample that we use in our Lung Cancer test is sputum, or deep lung fluid coughed up from the lungs mostly by smokers. Other cancer markets that we have identified as significant business opportunities are bladder and cervical. This technology has the potential to diagnose other cancers as well.

Market Need

Cancer is the greatest disease killer in the US and other developed countries of the world, and Lung Cancer is the leading killer. Survivability of Lung Cancer is extremely poor: only 40% survive one year after being diagnosed; 15% survive five years. Predictive Early Stage Diagnosis is desperately needed.

We are also developing collection protocol and diagnostics for other cancers, including breast, oral, prostate, bladder, colorectal and cervical.

World of Medicine

In recognition of the fact that people respond differently to different therapies, there is a shift in medicine toward an individualized approach. Personalized Disease Management is an overall direction being adopted within medicine to address risk assessment, diagnosis, treatments and individual response to therapies. Our technology will enhance this new paradigm in medicine with improvements in early stage diagnosis.

Within Personalized Disease Management, our CyPath (trademark) assay has a large opportunity to be adopted by the medical community for screening, monitoring and surveillance of cancers. Screening is the largest market. Monitoring is critical for accurately gauging individual responses to therapies such as its efficacy and toxicity.

Business Model

Our end customer is the patient that presents with symptoms or for screening and the doctors that prescribe tests that aid in diagnosis. Our primary customers are clinical reference labs. Their role is to respond to a physician's request (prescriptions) for a test; receive the sample; execute the assay and deliver the test result to the physician for its ultimate communication to the patient relative to a diagnosis.

The labs then seek reimbursement from Medicare and private insurers based on existing reimbursement codes. Biomoda had a reimbursement code study done in late 2003, and determined that current codes exist and are economically feasible under Centers for Medicare & Medicaid Services (CMS) codes. The CMS is a Federal agency within the U.S. Department of Health and Human Services.

We intend to use contract manufacturing and contract sales organizations. This infrastructure is commonly used and allows us to take advantage of world class expertise and keep this part of our business a variable cost and gain efficiencies through negotiated contracts and multiple sourcing.

Technology

Our Onco-Labeling Technology is based on a porphyrin molecule called TCPP that preferentially binds to cancer cells and fluoresces red under UV light. We have received a patent and currently have two additional applications in progress; we have also applied for international patent rights. Biomoda has a patent licensed from Los Alamos that supports our patent including  international protection.  We continue to work on Divisional and Continuation-in-part expansions and enhancements to our patent portfolio.  We anticipate that our R & D efforts and collaborations will generate new patent applications within the next year.

Customers

While reference clinical labs represent our primary customer, our sales are driven by physician referrals. Our initial marketing strategy is focused on creating a high profit margin for the labs and ourselves. We intend to sell to the labs at approximately $20 per assay. Under existing reimbursement codes, the labs may charge approximately $50. This model offers significant economic incentives for our customers to embrace our assays.

Due to the fact that our sales are driven by physicians, we plan to create and establish visibility and credibility by actively raising awareness among this audience. We intend to accomplish this though coordinated scientific collaborations, followed by publication and presentation of the results at medical conferences. We are in the process of initiating collaborations and collaborative studies with the premier lung cancer researchers in the world

We will use detailing agents (specialized sales agents) to provide direct marketing efforts to physicians.

To protect our intellectual property (IP) we plan to develop active, licensed-based collaborations with reference labs on a regional basis with an emphasis on identifying lab partners that have business relationships with physician networks or HMOs. This will enable us to develop strategic relationships with customer groups who have formal relationships with those who drive our sales.

Competition

Competition falls into several segments: biomarkers, radiology,  genomics,  and proteomics

Biomarkers: represent the closest competitors in terms of market introduction. Biomarkers are used to indirectly identify cellular aberrations and disease. We are monitoring the activity of companies in this space, but we believe our technology offers  inherent commercial advantages over biomarkers. CyPath is cheaper to make, more stable, and simpler to use in the commercial laboratory environment.

Radiology: technology is not sensitive enough for early detection and there are limits to radiation exposure for monitoring and surveillance of cancer.

Genomics and proteomics are leading-edge science; however  we do not view these as technologies ready for commercialization.

CyPath represents a complementary product to the array of diagnostic tools currently used in making a diagnosis in cancer while also being a stand-alone early stage diagnostic tool. Personalized Disease Management requires a tiered assay schema or algorithm; CyPath is a front-end diagnostic and screening tool; an aid in determining whether or not more expensive and specialized tests is warranted. This product is highly valuable to physicians in terms of allowing physicians to optimize and expand their current medical practices.

Patents

Biomoda Inc licenses from Los Alamos National Security the exclusive rights to U.S. patent 5,162,231 and the foreign equivalent thereof titled, “Method of using 5,10,15,20-tetrakis (carboxyphenyl) porphine for detecting cancers of the lung”.  The patent was issued on November 10, 1992

Biomoda Inc. owns U.S. patent 6,838,248, titled “Compositions and methods for detecting pre-cancerous conditions in cell and tissue samples using 5, 10, 15, 20-tetrakis (carboxyphenyl) porphine” which was issued on January 4, 2005 and the foreign equivalents thereof.

We are continuing to work on Divisional and Continuation-in-part expansions and enhancements to our patent portfolio.  We anticipate that our R & D efforts and collaborations will generate new patent applications within the next year.

ISO 9001:2000

The Company is beginning the process of seeking accreditation and certification under ISO 9001: 2000, Quality Management Systems.  A company that has been independently audited and certified to be in conformance with the ISO 9001 Standard may publicly state that it is "ISO certified" or "ISO 9001 registered".  The certification shows that consistent business process is being applied in all key areas of the Company’s activities.

Suppliers

The Company has identified several suppliers for all key components of our lung cancer diagnostic assay. Discussions continue with these suppliers.

Research and Development Activities

The Company is engaged in research activities related to defining and delineating the mechanism for TCPP’s affinity to bind with cancerous cells. This research is currently being conducted and upon its conclusion, will be delivered to the scientific community through peer reviewed publications and national and international symposiums. The Company is also engaged in research activities related to collaborations with universities, scientists, research institutions, and medical facilities domestically and internationally for further research and for clinical trials.

Employees

As of December 31, 2007, we have seven full-time employees. We have also contracted with other outside sources for various projects on an on-going or as-needed basis.

John J. Cousins is our President, Treasurer, CFO, Controller and Director. John holds undergraduate degrees from Boston University and the Lowell Institute School at MIT and has an MBA from the Wharton School.  He began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment and the American Broadcasting Company television network. He was named vice president of Cimmaron Business Development Corporation, a southwest regional merchant and investment banking operation in 1990. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm. Since 1999 he has served as  vice president, financial officer, and treasurer of Advanced Optics Electronics, Inc., a developmental stage technology company with a primary focus on the development, production and sales of large-scale flat panel displays. Advanced Optics Electronics, Inc., is a publicly traded company on the NASDAQ OTC Bulletin Board. Mr. Cousins  has been President, Treasurer, Controller and a Director of Biomoda since 2002.

Constance Dorian is our Director of Technical Operations.  Ms. Dorian has earned a B.S. in Biology from San Diego State University.  She has experience in the design and development of diagnostic assays, clinical studies, quality control, quality assurance, product support programs, product improvement programs, cost reduction programs, contract negotiations, inventory control, and production planning following FDA Guidelines.

Dr. Leo Gomez is our Director of Research.  Dr. Gomez has earned a B.S. in Biology from the University of New Mexico, and MS in Health Physics and a PhD in Radiation Biology from Colorado State University.  He has worked for Sandia, Los Alamos and Oak Ridge National Labs as well as for the Veterans Administration Hospital, Lovelace Foundation for Medical research and the U.S. Department of Agriculture.  With extensive experience in radiobiology, Dr. Gomez also collaborated with scientists in the former Soviet Union in developing and commercializing new radiopharmaceuticals and medical devices.

Dr. Stephen M. Gomez is our Senior Research Specialist focused on the company’s efforts to commercialize its assay for the early detection of lung cancer.  Dr. Gomez earned his Masters of Biology by the University of California before going on the get his Ph.D. in Molecular, Cell and Development Biology from the same institution. He also holds a bachelors degree in biology from the California Institute of Technology, Pasadena.  Dr. Gomez most recently worked as an associate research scientist at Lovelace Respiratory Research Institute in Albuquerque. He was previously an instructor in Genetics at the University of New Mexico and consultant to national laboratories and UCLA. He is the author of nearly a dozen publications on proteomics and has extensive experience with membrane proteins involved in photosynthesis including his dissertation at the University of California, Los Angeles, on pigment-binding proteins.

Brett Roden, is our Clinical Research Scientist.  Mr. Roden earned an M.S. in Pharmacology from the University of Miami, Florida.  He  previously worked as a research assistant in the clinical studies of multiple assays, including in vivo microdialysis, cell isolation, tissue preparation, radioligand binding assays and protein quantification.

Verrity Gershin is our Corporate Secretary.  Ms. Gershin will graduate from the University of New Mexico with a B.U.S. degree in May, 2008.  With eleven years of experience in accounting, corporate filings and corporate administrative support, she worked with Biomoda for the last six years helping the company successfully file for public status and maintaining compliance with the Securities and Exchange Commission.

Tim Zannes is our General Legal Counsel.  Mr. Zannes holds a law degree from the University of New Mexico and contributes seventeen years experience in the legal profession to his work with Biomoda.

Contracts

The Company has contracted with New Mexico Institute of Mining and Technology (New Mexico Tech) to collaborate on clinical studies and the development of specialized image recognition technology as part of the company’s commercialization of its assay for the early detection of lung cancer.   New Mexico Tech, in Socorro, New Mexico, is a world leader in many areas of research, including biomedical, hydrology, astrophysics, atmospheric physics, geophysics, homeland security, information technology, geosciences, energetic materials engineering, and petroleum recovery. The university specializes in research, focusing on science, engineering and related fields.

The Company has contracted with Averion International Corp., Southborough, Mass., to provide a range of clinical services including protocol design and study implementation for Biomoda’s clinical programs.  Averion (www.averionintl.com) is a leading Clinical Research Organization (CRO) with a focus in oncology, dermatology, nephrology, and medical devices and offers a comprehensive understanding of efficiently managing clinical trials from Phase I-IV through to post-marketing studies, safety surveillance and patient registries.

The Company has contracted with Quintiles Consulting, Rockville, Md., for regulatory consulting and design of clinical studies of Biomoda’s proprietary test for detection of early lung.   Quintiles Consulting (www.quintiles.com) is the regulatory consulting unit of Quintiles Transnational Corp, a global corporation powering the next generation of healthcare by providing a broad range of professional services in product development, financial partnering and commercialization for the pharmaceutical, biotechnology and medical device industries

The Company has contracted with Manzano Strategies LLC, Albuquerque, N.M.,  a government consulting firm focused on building government partnerships with companies interested in defense appropriations and development of advanced technologies.  Manzano Strategies’ (www.manzanostrategies.com) partners David Montoya and Bruce Donisthorpe will spearhead efforts with the New Mexico legislature and federal government in promoting programs using Biomoda’s early lung cancer detection technology

The Company has contracted with Terry McDermott of McDermott Consulting, Albuquerque, N.M., to facilitate communication and lobbying efforts during the current 2008 New Mexico Legislative session.  Mr. McDermott has more than 27 years of experience in communication including television and print media. He spent most of the last 10 years as communications manager with Intel Corporation with responsibility for internal and external communication. McDermott also served as Intel government relations manager where he lobbied the New Mexico State Legislature, the U.S Congressional Delegation as well as municipal and county governments.

The Company has a collaborative agreement with Medical Acoustics, LLC, Buffalo, N.Y., to purchase  its Lung Flute® as part of the collection protocol  in an upcoming clinical study. The Lung Flute® (www.medicalacoustics.com)  is a minimally invasive, flute-shaped device that uses low frequency sound waves to help patients with the natural mucus clearing system. When a patient exhales through the mouthpiece of the device, the exhalation generates specific sound waves that vibrate cilia and the airways, causing deep lung secretions to thin and be expelled by coughing. The FDA-cleared technology produces sputum samples without the need for saline induction.

The Company has an agreement with Clinical Research Center of Cape Cod (CRCCC), West Yarmouth, Mass. to provide lung sputum samples for Biomoda’s internal clinical programs.  Under a collection protocol approved by an Institutional Review Board, CRCCC (www.crccc.com) will collect and provide samples necessary for Biomoda’s commercialization program of its non-invasive sputum assay for the early detection of lung cancer.

The Company has expanded their contract with TriCore Reference Laboratories, Albuquerque, N.M. to conduct assay preparation, testing and analysis of Biomoda’s proprietary test for detection of early lung cancer as part of the company’s clinical programs.

TriCore (www.tricore.org) is a regional medical reference laboratory providing diagnostic testing for physicians, hospitals, and other healthcare providers. In addition to being a full-service reference laboratory offering more than 1,500 diagnostic tests, TriCore is a leader in research and clinical trials for universities, medical diagnostics companies and international biotech firms.

Subsequent to 2007, Biomoda signed a consulting agreement with Calypso Communications, LLC, Portsmouth, N.H.  (www.calypsocom.com), for its expertise in public relations.

Contract for Clinical Study

In the first quarter of 2008, the New Mexico Department of Veterans Services signed an agreement with the New Mexico Institute of Mining and Technology (New Mexico Tech) to administer $350,000 in funding appropriated by the 2007 New Mexico State Legislature for a prospective Clinical Study for the early detection of lung cancer of the state’s veterans.  Biomoda, Inc. and New Mexico Tech signed an agreement in the last quarter of 2007 to conduct this Clinical Study using Biomoda’s technology.

The 2008 Session of the New Mexico State legislature further appropriated for 2009 a total of $1.3 million towards continuation of this Clinical Study that will be administered through the New Mexico Department of Veterans Services and New Mexico Tech.  Biomoda’s technology is expected to be the focus of the study.

Biomoda’s team of experts will be dedicated to the clinical study. The team includes representatives from TriCore Laboratories, Averion International, and Quintiles Consulting. The Black Veterans Association of New Mexico will assist with outreach and recruitment of veterans.

Available Information

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company’s headquarters are located Area Y, Building 9217, Kirtland Air Force Base-East, Albuquerque, New Mexico.  Its telephone number is (505) 821-0875 and its Fax number is (505) 293-1191.  The mailing address is P.O. Box 11342, Albuquerque, NM 87192.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s Research and Development facilities are located on Kirtland Air Force Base in Albuquerque, New Mexico under a one year lease at approximately $1,700 per month. R&D is housed in approximately 1000 square feet that includes a state-of-the-art laboratory where primary research, assay validation and pre-clinical work is being conducted. For the expanded development phase no manufacturing facilities will be needed. For the production phase Biomoda plans to utilize contract manufacturers as appropriate.

ITEM 3. LEGAL PROCEEDINGS

On August 29, 2007, Biomoda, Inc and Advanced Optics Electronics, Inc. (ADOT) jointly filed a Complaint in Federal Court, case number 1:07-cv-00855 against Leslie Robins, Alvin Robins and John Kearns for Common Law Fraud, Violation of Federal and New Mexico Securities Laws, Conversion, Breach of Fiduciary Duty and Racketeering.  On August 7, 2007, Leslie Robins was removed from the Biomoda, Inc. Board of Directors as a director and on July 21, 2007 he was removed as an officer of the Company.

Biomoda previously conducted an offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2.  This registration statement expired on November 4, 2005, prior to selling any shares under this registered offering.  The Board is currently investigating the issuance of the following shares of common stock purportedly under the SB-2 registration statement pursuant to Mr. Robins' sole and unauthorized direction: 343,000 shares on or about June 5, 2007, 230,000 shares on or about June 8, 2007, 500,000 shares on or about June 25, 2007, 90,000 shares on or about July 11, 2007, 50,000 shares on or about July 11, 2007, and 555,000 shares on or about July 13, 2007.  Based upon the Board's initial investigation, all of such shares were issued without registration under the Securities Act of 1933, as amended, or any exemption therefrom.  As a result, such shares were issued in violation of the Securities Act of 1933, as amended.  Such violations may subject Biomoda to enforcement action by the Securities and Exchange Commission.

The Company continues to conduct its investigation of the issuance of such securities and other actions of Mr. Robins, as well as the Company's controls and procedures related to securities issuances and asset management.

On July 25, 2007, Leslie Robins filed a Complaint for Declaratory Judgment and Application for Temporary Restraining Order/ Preliminary and Permanent Injunction against Biomoda, John J. Cousins and Maria Zannes (collectively, the "Biomoda Parties"), Cause No. D-202-CV-2007-06529, Second Judicial District Court, State of New Mexico. Also listed as nominal Plaintiffs were Advanced Optics Electronics, Inc. and Ari Maayan. Mr. Maayan since has notified the Court that he was listed as a Plaintiff without his knowledge or consent.  On August 13, 2007, Mr. Robins claiming to act on behalf of ADOT filed a second lawsuit seeking to foreclose on a loan between ADOT and Biomoda.  The lawsuits further allege that the Biomoda Parties are attempting a hostile takeover of Biomoda by unlawfully removing Mr. Robins. At oral argument held on August 7, 2007, the Court denied Plaintiffs' motion for a temporary restraining order that sought to enjoin the removal of Mr. Robins from the Board and denied Mr. Robins' motion to place Biomoda in receivership. The Biomoda Parties filed an answer and counterclaim to this lawsuit on August 13, 2007, in which they denied all of the Plaintiff's substantive claims and provided affirmative defenses. In addition, the Biomoda Parties counterclaimed that Mr. Robins actions in (i) directing the unauthorized and unregistered sale of securities in violation of the Securities Act of 1933, as amended (ii) improper diversion of cash and other assets from Biomoda, (iii) improper dumping of Biomoda shares into the public markets, and (iv) defamation of officers and directors of Biomoda, has materially harmed Biomoda.  Mr. Robins moved to dismiss the initial lawsuit which was subsequently dismissed.  On August 29, 2007 Biomoda, Inc. and Advanced Optics Electronics, Inc. jointly filed the lawsuit in Federal Court as discussed in the initial paragraph of this section.  Among other things, the Biomoda Parties are seeking a temporary restraining order, preliminary injunction and permanent injunction preventing Mr. Robins from acting in any capacity on behalf of Biomoda and seeking to freeze certain of Mr. Robins’ bank accounts. The Biomoda Parties also seek to recover monies and assets improperly taken from Biomoda.  Mr. Robins’ does not have the affirmation of the ADOT Board to pursue his lawsuit, and therefore may lack standing to bring the lawsuit.  ADOT’s President Michael Pete and ADOT Board Member John Cousins oppose the lawsuit brought by Mr. Robins..  Furthermore, any attempt by Mr. Robins acting as ADOT to foreclose on loans made by ADOT to Biomoda would be against both companies’ interests and may be a breach of Mr. Robins’ duty as an ADOT Board Member.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’ stock began trading on November 21, 2006 on the NASDAQ Bulletin Board under the symbol "BMOD" and closed the year at $0.17.

Holders of our Common Stock

As of March 26, 2008 the Company estimates that there were approximately 500 shareholders.

Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future

Stock Option Grants

No stock options were granted in 2007.  A fully vested option to purchase 200,000 shares of common stock was issued to an employee in 2006.

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

Equity Compensation Plans

Currently there is no Equity Compensation Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2007, Biomoda had accumulated deficit of $7,215,608 and a working capital deficit of $1,132,363. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

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

Advanced Optics Electronics and its officers own a combined interest in the Company of 2.55% as of December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash of $479,800.  An additional $531,550 was raised in the first quarter of 2008. Our burn rate is approximately $60,000 per month, which gives us approximately one year’s worth of operating capital in the bank.

The Company has been awarded approximately $1.6 million in state funds to conduct lung cancer screening of Veterans in New Mexico. The Company is also pursuing several Small Business Innovation Research grant opportunities as well as congressionally directed medical research funds.

Overall, we had positive cash flows of $479,684 for the year ended December 31, 2007 resulting from $636,865 used in the Company’s operating activities, $30,635 used in the Company’s investing activities and $1,147,184 in cash provided by financing activities.

Cash Flows from Operating Activities - Net cash used in operating activities of $636,865 for the year ended December 31, 2007 was primarily due to $696,016 in cash used for operating expenses.

Cash Flows from Investing Activities - Net cash used in investing activities of $30,635 for the year ended December 31, 2007 was primarily due to payments for patents and trademarks.

Cash Flows from Financing Activities - Net cash provided by financing activities of $1,147,184 for the year ended December 31, 2007 was primarily due to the proceeds from the issuance of common stock.

Results of Continuing Operations

The Company has recorded no revenue from its inception through December 31, 2007.

Operating expenses increased by $757,329 to $2,469,248 during the year ended December 31, 2007 compared to $1,711,919 for the year ended December 31, 2006. This increase was primarily due to a $851,546 increase in general and administrative expense a $40,917 decrease in research and development costs and $179,891 decrease in professional fees.

General and administrative expenses usually consist of expenses for executive and administrative personnel, facilities, consulting services, travel and general corporate activities. The increase in these costs resulted from an increase costs of $472,529 in consulting services, $351,051 in stock based compensation to administrative personnel, and $649,015 in investor relations. We expect general and administrative costs to increase in the future as our business matures and develops. Such costs were primarily funded through the issuance of our common stock to conserve our cash resources.

Product development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research and development costs decreased to $446,976 in 2007 from $487,893 in 2006. Research and development expense decreased primarily because of research personnel reductions. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Professional fees decreased due to lower legal expense.

Other income (expense) consists of interest and other income and expense. Interest expense decreased to $100,790 in 2007 from $111,457 in 2006.

We had a net loss of $2,307,051 or $0.14 loss per share, and $1,807,312 or $0.24 loss per share, for the years ended December 31, 2007 and 2006, respectively, due to items discussed above.

Stockholders’ deficit increased by $2,307,051 from $4,908,557 as of December 31, 2006 to $7,215,608 as of December 31, 2007. The increase is attributed to a net operating loss for the year.

Inflation

Management believes that inflation has not had a material effect on the Company’s results of operations.

Off Balance Sheet Arrangements

There are no off-balance sheet financing arrangements.

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

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $447,000, $488,000 and $2,634,000 of research and development expenses for the years ended December 31, 2007, 2006 and for the period from Inception through December 31, 2007.

Long Lived Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

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

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company's strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the United States. The Company intends to market its products throughout the world. Numerous regulatory agencies regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. The Company has not applied for and does not now have the approval of any foreign country to sell its products for diagnostic or therapeutic use.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biomoda, Inc.
(A Development Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Biomoda, Inc. (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the two years then ended and the period from January 3, 1990 (inception) to December 31, 2007. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 include total revenues and net loss of $23 and $3,101,245, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the two years then ended and the period from January 3, 1990 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 25, 2008

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current Assets
Cash	$479,800
Prepaid expenses	3,241
Total Current Assets	483,041

Patents, net of accumulated amortization of $232,556	102,546

Property and Equipment, net of accumulated depreciation of $12,642	4,794

$590,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$248,251
Advances from stockholders	184,989
Short-term debt	111,635
Line of credit from an affiliated entity	1,070,529
Total Current Liabilities	1,615,404

Commitments and Contingencies

Stockholders' Deficit
Class A redeemable preferred stock; no par value; 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share; no shares issued and outstanding	–
Undesignated preferred stock; no par value; 2,000,000 shares authorized; no shares issued and outstanding	–
Common stock, no par value; 100,000,000 shares authorized; 48,315,983 issued and 48,255,983 outstanding	6,199,585
Treasury stock, at cost, 60,000 shares	(9,000)
Deficit accumulated during development stage	(7,215,608)

Total Stockholders' Deficit	(1,025,023)

$590,381

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND FOR THE PERIOD
FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2007

	2007	2006	Inception to December 31, 2007
Revenue	$-	$-	$23

Operating expenses
Professional fees	55,290	235,181	806,784
General and administrative	1,820,620	969,074	3,367,823
Research and development	446,976	487,893	2,633,619
Depreciation and amortization	146,362	19,771	247,813
Total Operating Expenses	2,469,248	1,711,919	7,056,039

Loss from operations	(2,469,248)	(1,711,919)	(7,056,016)

Other Income (Expenses)
Gain on forgiveness of debt	229,068	16,064	282,103
Other income	33,919	–	33,919
Interest income	–	–	3,870
Interest expense	(100,790)	(111,457)	(479,484)
Total Other Expenses	162,197	(95,393)	(159,592)

Loss Before Provision For Income Taxes	(2,307,051)	(1,807,312)	(7,215,608)

Provision for income taxes	-	-	-

Net Loss	$(2,307,051)	$(1,807,312)	$(7,215,608)

Basic and diluted weighted average number of common shares outstanding	16,337,993	7,541,677

Basic and diluted loss per common share	$(0.14)	$(0.24)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2007

Common Stock
Shares	Amount	Additional Paid In Capital	Treasury Stock	(Accumulated Deficit)	Total Stockholders’ (Deficit) Equity
Inception	-	$-			$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433	$-	-		18,433
Cumulative Net Loss for the period from January 3, 1990 (date of inception) to December 31,1996					(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433	-	-	(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-	-	-		-
Net loss					(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	18,433	-	-	(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	10,000	-	-		10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	20,190	-	-		20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	276,350	-	-		276,350
Issuance of Common Stock Options, April 15, 1998		23,650	-	-		23,650
Exercise of Common Stock Options, November 2, 1998	62,237	23,670	-	-		23,670
Net loss					(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	372,293	-	-	(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	87,300	-	-		87,300
Issuance of Common Stock, for the month of March, 1999	310,000	150,300	-	-		150,300
Issuance of Common Stock, May 29, 1999	51,546	25,000	-	-		25,000
Issuance of Common Stock, June 2, 1999	95,092	50,000	-	-		50,000
Issuance of Common Stock, September 30, 1999	51,546	25,000	-	-		25,000
Issuance of Common Stock, December 29, 1999	92,005	50,143	-	-		50,143
Net loss					(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	760,036	-	-	(692,828)	(67,208)
Exercise of Common Stock Options, February 24, 2000	166,535	80,770	-	-		80,770
Issuance of Common Stock, May 12, 2000	253,609	56,000	-	-		56,000
Exercise of Common Stock Options, June 8, 2000	62,497	30,312	-	-		30,312
Issuance of Common Stock, for the month of September, 2000	96,745	21,086	-	-		21,086
Exercise of Common Stock Options, November 3, 2000	66,000	7,491	-	-		7,491
Issuance of Common Stock for Services, December 8, 2000	40,000	19,400	-	-		19,400
Net loss					(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	975,095	-	-	(949,967)	(25,128)
Issuance of Common Stock for Services, January 25, 2001	5,000	2,425	-	-		2,425
Issuance of Common Stock, January 31, 2001	160,000	24,000	-	-		24,000
Issuance of Common Stock for Services, April 6, 2001	15,000	7,276	-	-		7,276
Issuance of Common Stock, for the month of April, 2001	120,000	58,200	-	-		58,200
Issuance of Common Stock, June 28, 2001	20,000	9,700	-	-		9,700
Issuance of Common Stock, for the month of August, 2001	110,000	53,500	-	-		53,500
Issuance of Common Stock, November 7, 2001	10,000	5,000	-	-		5,000
Net loss					(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196	-	-	(1,322,622)	(187,426)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2007
(continued)

Common Stock
Shares	Amount	Additional Paid In Capital	Treasury Stock	(Accumulated Deficit)	Total Stockholders’ (Deficit) Equity
Net loss					(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	1,135,196	-	-	(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	147,000	-	-		147,000
Net loss					(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	1,282,196	-	-	(1,717,544)	(435,348)
Issuance of Common Stock for Services, February 9, 2004	35,000	5,250	-	-		5,250
Exercise of Common stock Options, February 9, 2004	60,000	30,000	-	-		30,000
Issuance of Common Stock for Services, August 5, 2004	85,000	12,750	-	-		12,750
Exercise of Common stock Options, September 27, 2004	200,000	30,000	-	-		30,000
Net loss					(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	1,360,196	-	-	(2,476,489)	(1,116,293)
Issuance of Common Stock for Services, 5/27/05	30,000	4,500	-	-		4,500
Issuance of Common Stock for Services, 10/12/05	40,000	6,000	-	-		6,000
Net loss					(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	1,370,696	-	-	(3,101,245)	(1,730,549)
Issuance of Common Stock for Services, 10/23/06	690,000	544,500	-	-		544,500
Issuance of Common Stock in exchange for Debt, 10/23/06	1,176,471	1,000,000	-	-		1,000,000
Issuance of Common Stock for Services, 11/30/06	7,500	28,125	-	-		28,125
Issuance of Common Stock for Services, 12/5/06	10,000	29,000	-	-		29,000
Issuance of Common Stock for Services, 12/26/06	15,000	44,850	-	-		44,850
Acquisition of Treasury Stock, 6/30/06			-	(9,000)		(9,000
Stock-Based Compensation, 12/31/06		35,042	-	-		35,042
Net loss					(1,807,312)	(1,807,312)

Balance, December 31, 2006	9,086,253	$3,052,213	$-	$(9,000)	$(4,908,557)	$(1,865,344)
Issuance of Common Stock for Services, January 2007	131,000	259,500	-	-		259,500
Issuance of Common Stock, January 2007	30,000	30,000	-	-		30,000
Issuance of Common Stock for Services, February 2007	150,000	157,500	-	-		157,500
Issuance of Common Stock for Services, March 2007	445,000	375,500	-	-		375,500
Issuance of Common Stock in exchange for Debt, March 2007	86,786	73,768	-	-		73,768
Exercise of Options, March 2007	2,000	1,000	-	-		1,000
Issuance of Common Stock for Services, April 2007	724,062	455,559	-	-		455,559
Issuance of Common Stock in exchange for Debt, April 2007	500,000	315,000	-	-		315,000
Issuance of Common Stock for Services, June 2007	920,000	154,600	-	-		154,600
Issuance of Common Stock, June 2007	343,000	41,667	-	-		41,667
Issuance of Common Stock for Services, July 2007	141,000	15,700	-	-		15,700
Issuance of Common Stock, July 2007	1,466,635	84,985	-	-		84,985
Issuance of Common Stock, August 2007	1,636,166	53,943	-	-		53,943
Issuance of Common Stock for Services, September 2007	160,000	12,800	-	-		12,800
Issuance of Common Stock, September 2007	2,416,248	54,819	-	-		54,819
Issuance of Common Stock, October 2007	1,557,730	36,457	-	-		36,457
Issuance of Common Stock in exchange for Debt, October 2007	165,000	16,500	-	-		16,500
Issuance of Common Stock for Services, November 2007	770,000	100,100	-	-		100,100
Issuance of Common Stock, November 2007	16,190,967	445,674	-	-		445,674
Issuance of Common Stock for Services, December 2007	90,140	21,634	-	-		21,634
Issuance of Common Stock, December 2007	11,303,996	385,250	-	-		385,250
Stock-Based Compensation		55,416				55,416
Net loss					(2,307,051)	(2,307,051)

Balance, December 31, 2007	48,315,983	$6,199,585	$–	$(9,000)	$(7,215,608)	$(1,025,023)

See accompanying notes to these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2007

	Year Ended December 31, 2007	Year Ended December 31, 2006	Inception to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,307,051)	$(1,807,312)	$(7,215,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,625,123	727,267	2,568,386
Loss on sale of assets	–	–	358
Foreign currency transactions	–	–	3,247
Non-cash gain on debt settlement	(229,068)	(16,064)	(240,239)
Depreciation and amortization	146,859	19,771	248,310
Write-off of license fee	1,250	–	1,250
Changes in operating assets and liabilities:
Accounts receivable	–	–	(7,620)
Other assets	–	3,195	4,379
Accounts payable and accrued liabilities	126,022	264,399	828,094

Net cash flows used in operating activities	(636,865)	(808,744)	(3,809,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,392)	–	(25,571)
Sale of property and equipment	–	–	1,139
Organizational costs	–	–	(560)
Patent, trademark and license fee	(29,243)	(25,104)	(352,100)
Net cash flows used in investing activities	(30,635)	(25,104)	(377,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances	20,147	15,840	145,579
Proceeds from line of credit from an affiliated entity	270,655	890,001	2,652,179
Repayments on line of credit from an affiliated entity	(209,099)	(62,901)	(272,000)
Repayments of short-term debt	(38,000)	–	(38,000)
Acquisition of treasury stock	–	(9,000)	(9,000)
Issuance of common stock for cash	1,103,481	–	2,187,577
Net cash flows provided by financing activities	1,147,184	833,940	4,666,335

Net increase in cash	479,684	92	479,800

Cash, beginning of period	116	24	–
Cash, end of period	$479,800	$116	$479,800

Supplemental cash flow information:
Cash paid for :
Interest	$–	$–	$–
Income taxes	$–	$–	$–

Non-cash investing and financing activities:
Common stock issued to extinguish related party debt	$418,768	$1,000,000	$1,418,768
Accrued salaries converted to notes payable	$149,635	$–	$149,635
Interest converted to note payable	$100,790	$111,457	$479,484

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the years ended December 31, 2007 and 2006, and for the period from January 3, 1990 (Inception) through December 31, 2007.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Biomoda's primary focus is on early cancer detection technology. Biomoda's unique cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (TCPP), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. Biomoda obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, Biomoda filed a new U.S. provisional patent application defining the ability of Biomoda's version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. Biomoda began the commercialization process by trademarking the technology as CyPath. Management expects to continue assay valuation work and register its product with the FDA in 2008.

On July 19, 2006, Biomoda closed its offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, declared effective on February 11, 2005. Biomoda’s market maker filed Form 211 with NASD Regulation to initiate quotations in its common stock on the OTC Bulletin Board. The request was cleared by NASD on October 19, 2006.

DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2007, Biomoda had an accumulated deficit of $7,215,608 and a working capital deficit of $1,132,363.

Biomoda has raised approximately $1,522,000 funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products through the sale of Biomoda's common stock offered in its Regulation S offering. There is no assurance that Biomoda will be able to obtain sufficient additional funds if needed, or that such funds, if available, will be obtainable on terms satisfactory to Biomoda. The consolidated financial statements do not include any adjustments that might be necessary should Biomoda be unable to continue as a going concern.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding Biomoda's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Biomoda and its wholly owned subsidiary, Biomoda Holdings, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

Biomoda prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred income tax asset valuation allowances. Actual results could differ from those estimates.

RISKS AND CONTINGENCIES

Biomoda has a limited operating history. Biomoda has not yet generated significant revenue from its business operations. As a new operating entity in its current form, Biomoda faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing bio-technology market and any changes in government regulations. Biomoda has no experience in obtaining regulatory clearance of these types of products. Therefore, Biomoda may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

CONCENTRATIONS

The financial instruments that potentially expose Biomoda to a concentration of credit risk consist principally of cash. Biomoda places its cash with high credit quality institutions.

From time to time, Biomoda maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $100,000. As of December 31, 2007, $279,128 of cash balances  was in excess of the FDIC limit.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of Biomoda's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of December 31, 2007, due to their short-term nature.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. Biomoda has assumed that leases with terms of less than five years will be renewed and has used the estimated renewal time frame for amortization purposes. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in results of operations.

LONG-LIVED ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

PATENTS

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method. See Note 3 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Biomoda incurred approximately $447,000, $488,000 and $2,634,000 of research and development expenses for the years ended December 31, 2007 and 2006 and for the period from Inception through December 31, 2007.

 INCOME TAXES

Biomoda accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

On January 1, 2006, Biomoda adopted SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Biomoda adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2007 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

BASIC AND DILUTED LOSS PER COMMON SHARE

Biomoda computes loss per common share using SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares as of December 31, 2007 or 2006. Because Biomoda has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  Biomoda adopted FIN 48 effective January 1, 2007.  The impact of the adoption of FIN 48 did not have a material effect on Biomoda’s financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157, but does not expect its implementation will have a significant impact on Biomoda’s financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007.  Management is currently analyzing the effects of SFAS 159, but do not expect its implementation will have a significant impact on Biomoda’s financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on Biomoda's present or future consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

3. PATENTS

Biomoda has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. Biomoda has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2007.

Biomoda also pays an annual fee in the amount of $15,000 to renew such license agreements.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2007:

Trade accounts payable	$163,298
Accrued expense	70,804
Accrued taxes payable	14,149
$248,251

5. RELATED PARTY TRANSACTIONS

As of December 31, 2007, Biomoda had advances and accrued interest of approximately $185,000 payable to two of its stockholders. Such advances bore interest at 10% per annum. Interest expense related to such advances for the years ended December 31, 2007 and 2006 and for the period from Inception through December 31, 2007 were approximately $20,000, $16,000 and $167,000, respectively.

We have settled with certain former employees for past salary and bonuses accrued and have realized a gain on settlement of $229,068.

6. LINE OF CREDIT FROM AN AFFILIATED ENTITY

On May 1, 2002, Biomoda entered into a line of credit agreement (the "Agreement") with ADOT with an annual interest rate of 5%. On May 1, 2003 the Agreement was amended to be payable on demand. As of December 31, 2007, Biomoda had a balance of approximately $814,000 on this line of credit and accrued interest of about $257,000. Interest expense related to such line of credit for the years ended December 31, 2007, 2006 and for the period from Inception through December 31, 2007 was approximately $79,000, $78,000 and $257,000, respectively.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

7.  EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, Biomoda authorized the issuance of 4,000,000 shares of preferred stock. Biomoda designated 2,000,000 shares as the Series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of Biomoda. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2007, Biomoda has not issued any preferred shares.

COMMON STOCK

On October 23, 2006, Biomoda issued 690,000 shares of restricted common stock for services at approximately $544,000 and 1,176,471 shares of common stock for forgiveness of debt at approximately $1,000,000 (estimated by management to be the fair value at the date of grant).

From November 30 to December 26, 2006, Biomoda issued 32,500 shares of restricted common stock for services at approximately $102,000 (estimated by management to be the fair value at the date of grant).

From January 10 to March 20, 2007, Biomoda issued 726,000 shares of restricted common stock for services valued at $792,500, 2,000 common shares for cash of $1,000, 30,000 common shares issued for stock payable, and 86,786 common shares in exchange for discharge of debt of $73,768 to a related party.

During the second quarter of 2007, Biomoda issued 1,644,062 common shares for services valued at $661,102 and 343,000 common shares for cash of $41,712.  Biomoda also issued 500,000 common shares in exchange for discharge of debt of $315,000 to Advanced Optics Electronics to pay down the Line of Credit.

During the third quarter of 2007, Biomoda issued 301,000 common shares for services valued at $28,500 and 555,000 common shares for cash of $35,000. Biomoda also sold 4,964,049 common shares for net proceeds of $172,157 (gross proceeds of $488,951, incurring $316,794 in costs related to the offering).

During the fourth quarter of 2007, Biomoda issued 860,140 common shares for services valued at approximately $121,734 and 165,000 common shares for settlement of outstanding $6,000 license fee liability and shares owed in accordance with a license agreement.  Biomoda also sold 29,052,693 common shares in accordance with a Regulation S offering for net proceeds of $860,080 (gross proceeds of $3,266,480, incurring $2,406,400 in costs related to the offering).

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

7. EQUITY TRANSACTIONS (continued)

OPTIONS

On October 18, 2006, Biomoda granted to an officer options to purchase 200,000 shares at a price of $0.85 per share.

No options were granted in 2007.

The weighted average fair value of the stock options granted during 2006 was $0.86. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.4%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 772% and (4) zero expected dividends.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2005	1,415,000	$0.24
Granted	200,000	0.85

Options outstanding and exercisable at December 31, 2006	1,615,000	0.45
Exercised	(2,000)	0.50
Cancelled/Forfeited	(20,976)	0.90

Options outstanding and exercisable at December 31, 2007	1,592,024	$0.44

The number of outstanding and exercisable options as of December 31, 2007 is provided below:

Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
$0.15	1,030,000	$0.15	1.21
$0.50	248,000	$0.50	1.35
$0.85	200,000	$0.85	2.80
$0.90	39,024	$0.90	7.67
$2.99	75,000	$2.99	6.92
	1,592,024

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

8. INCOME TAXES

For the years ended December 31, 2007 and 2006, and the period from Inception through December 31, 2007, Biomoda had no significant current or deferred net income tax expense. Biomoda has recorded a 100% valuation allowance on all deferred tax assets.

The net deferred income tax asset (liability) consists of the following at December 31, 2007:

Net Operating Losses	$2,152,000
Deferred income tax liabilities	–
Subtotal	2,152,000
Valuation allowance	(2,152,000)

Net	$–

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of December 31, 2007 will likely not be recognized. Consequently, Biomoda has established a valuation allowance against the entire deferred tax asset.

As of December 31, 2007, Biomoda had various federal and state net operating loss carry forward of approximately $6,150,000 that have initial carry forward periods between five and twenty years.

The utilization of some or all of Biomoda's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation of income taxes computed at the U.S. Federal Statutory income tax rate to the provision (benefit) for income taxes is as follows:

	2007	2006
U.S. Federal Statutory tax at 35%	$(807,468)	$(632,559)
State Taxes, net of federal benefit	(115,353)	(107,189)
Permanent differences – primarily stock-based compensation	568,793	254,543
Valuation Allowance	354,028	485,205
Provision (benefit) for income taxes	$–	$–

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

9. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the periods ended December 31:

	2007	2006
Numerator for basic and diluted loss per common share: Net loss charged to common stockholders	$(2,307,051)	$(1,807,312)

Denominator for basic and diluted loss per common share: Weighted average number of shares	16,337,993	7,541,677

Basic and diluted loss per common share	$(0.14)	$(0.24)

Biomoda reported a net loss for the years ended December 31, 2007 and 2006. As a result, shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such stock options would be antidilutive.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On November 10, 2003, Biomoda entered into a one-year lease agreement, with one year renewal options, to lease a laboratory facility comprised of two labs and four offices. A one year renewal was executed in November, 2006. The monthly rental payment is approximately $3,368. This lease agreement was modified on October 29, 2007 to include approx. 1000 square feet which includes two labs and one office for approximately $1,650 per month.

Total rent expense for the years ended December 31, 2007 and 2006 and for the period from inception through December 31, 2007 was approximately $43,000, $48,000 and $210,000, respectively.

LEGAL MATTERS

On August 29, 2007, Biomoda, Inc and Advanced Optics Electronics, Inc. (ADOT) jointly filed a Complaint in Federal Court, case number 1:07-cv-00855 against Leslie Robins, Alvin Robins and John Kearns for Common Law Fraud, Violation of Federal and New Mexico Securities Laws, Conversion, Breach of Fiduciary Duty and Racketeering.  On July 21, 2007, Leslie Robins was removed as an officer of Biomoda, and on August 7, 2007, he was removed from the Biomoda Board of Directors as a director.

Biomoda previously conducted an offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2.  This registration statement expired on November 4, 2005, prior to selling any shares under this registered offering.  The Board is currently investigating the issuance of the following shares of common stock purportedly under the SB-2 registration statement pursuant to Mr. Robins' sole and unauthorized direction: 343,000 shares on or about June 5, 2007, 230,000 shares on or about June 8, 2007, 500,000 shares on or about June 25, 2007, 90,000 shares on or about July 11, 2007, 50,000 shares on or about July 11, 2007, and 555,000 shares on or about July 13, 2007.  Based upon the Board's initial investigation, all of such shares were issued without registration under the Securities Act of 1933, as amended, or any exemption therefrom.  As a result, such shares were issued in violation of the Securities Act of 1933, as amended.  Such violations may subject Biomoda to enforcement action by the Securities and Exchange Commission.

Biomoda continues to conduct its investigation of the issuance of such securities and other actions of Mr. Robins, as well as Biomoda's controls and procedures related to securities issuances and asset management.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

10. COMMITMENTS AND CONTINGENCIES (continued)

On July 25, 2007, Leslie Robins filed a Complaint for Declaratory Judgment and Application for Temporary Restraining Order/ Preliminary and Permanent Injunction against Biomoda, John J. Cousins and Maria Zannes (collectively, the "Biomoda Parties"), Cause No. D-202-CV-2007-06529, Second Judicial District Court, State of New Mexico. Also listed as nominal Plaintiffs were Advanced Optics Electronics, Inc. (ADOT) and Ari Ma’ayan. Mr. Ma’ayan since has notified the Court that he was listed as a Plaintiff without his knowledge or consent.  On August 13, 2007, Mr. Robins claiming to act on behalf of ADOT filed a second lawsuit seeking to foreclose on a loan between ADOT and Biomoda.  The lawsuits further allege that the Biomoda Parties are attempting a hostile takeover of Biomoda by unlawfully removing Mr. Robins. At oral argument held on August 7, 2007, the Court denied Plaintiffs' motion for a temporary restraining order that sought to enjoin the removal of Mr. Robins from the Board and denied Mr. Robins' motion to place Biomoda in receivership. The Biomoda Parties filed an answer and counterclaim to this lawsuit on August 13, 2007, in which they denied all of the Plaintiff's substantive claims and provided affirmative defenses. In addition, the Biomoda Parties counterclaimed that Mr. Robins actions in (i) directing the unauthorized and unregistered sale of securities in violation of the Securities Act of 1933, as amended (ii) improper diversion of cash and other assets from Biomoda, (iii) improper dumping of Biomoda shares into the public markets, and (iv) defamation of officers and directors of Biomoda, have materially harmed Biomoda.  Mr. Robins moved to dismiss the initial lawsuit which was subsequently dismissed.  On August 29, 2007 Biomoda, Inc. and ADOT jointly filed the lawsuit in Federal Court as discussed in the initial paragraph of this section.  Among other things, the Biomoda Parties are seeking a temporary restraining order, preliminary injunction and permanent injunction preventing Mr. Robins from acting in any capacity on behalf of Biomoda and seeking to freeze certain of Mr. Robins’ bank accounts. The Biomoda Parties also seek to recover monies and assets improperly taken from Biomoda.  Mr. Robins’ does not have the affirmation of the ADOT Board to pursue his lawsuit, and therefore may lack standing to bring the lawsuit.  ADOT’s President Michael Pete and ADOT Board Member John Cousins oppose the lawsuit brought by Mr. Robins.  Furthermore, any attempt by Mr. Robins acting as an agent of ADOT to foreclose on loans made by ADOT to Biomoda would be against both companies’ interests and may be a breach of Mr. Robins’ duty as an ADOT Board Member.

11. SUBSEQUENT EVENTS

From January 1, 2008 to March 24, 2008, Biomoda sold an additional 22,961,179 shares of common stock for net proceeds of $666,631 (gross amount of $2,495,485 under a Regulation S offering, incurring $1,828,854 in costs related to the offering including discounts off trading price, sales commissions, the cost of distribution, rebates, and administrative costs).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On February 6, 2008, we issued an 8-K Item 4.01  Change in Registrant’s Certifying Accountant

On January 18, 2008, the Board of Directors of the Company decided to dismiss Malone & Bailey, PC (“Malone”) as its independent registered public accounting firm.

Malone’s report on our financial statements for the two fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for concerns about our ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2006 and 2005, and through January 18, 2008, there were no disagreements between the Company and Malone on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for such years.
None of the reportable events described under Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the two most recent fiscal years ended December 31, 2006 and 2005, or within the interim period through January 18, 2008.

We provided Malone with a copy of the Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested Malone to furnish a letter addressed to the SEC stating whether it agrees with the statements made above.  Attached to the Form 8-K as an exhibit is a copy of Malone’s letter to the SEC, dated January 25, 2008 stating its agreement with such statements.

Effective January 18, 2008, the Board of Directors of the Company approved the engagement of GBH CPAs, PC as its independent auditors for the fiscal year ended December 31, 2007.  The Company did not consult with GBH CPAs, PC on any matters prior to their retention.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of December 31, 2007 such disclosure controls and procedures were not effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

As of December 31, 2007, the following material weakness in our internal control over financial reporting had not been fully remedied:

•
We do not have adequate procedures to assure that significant and complex transactions are timely analyzed and reviewed. As a result, significant adjustments to the results of operations have been required at year end prior to filing our 10-KSB, including adjustments relating to settlement of debt and amortization of intangibles.

We are actively engaged in the development and implementation of a remediation plan to address the material weakness in controls and oversight as of December 31, 2007.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth information, as of December 31, 2007, concerning the Company’s directors and executive officers:

Name	Age	Position	Since
John J. Cousins	51	President, Treasurer, Director, Chief Financial Officer and Controller	April 2002
Herbert L. Whitaker, Jr.	65	Director	December 2003
Verrity Gershin	52	Corporate Secretary	August 2007

The Company elects its Board of Directors at meetings of shareholders and directors hold office until the next meeting of shareholders following their election. In the event of a vacancy due to resignation, removal or death, the remaining duly elected Directors may fill such vacancy until the next meeting of the shareholders. Officers of the Company are elected by the Board of Directors which shall at a minimum elect a president, a secretary and a treasurer to hold office for one year and thereafter until their successors are elected. The Board of Directors may, from time to time, by resolution, appoint one or more vice presidents, assistant secretaries, assistant treasurers and transfer agents of the Company as it may deem advisable, prescribe their duties; and fix their compensation.

John J. Cousins, President, Director and Controller. Mr. Cousins began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment, and the American Broadcasting Company television network. He was named vice president of Cimmaron Business Development Corporation, a southwest regional merchant and investment banking operation in 1990. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm. Since 1999, he has been served as vice president, financial officer, and treasurer of Advanced Optics Electronics, Inc., a developmental stage technology company with a primary focus on the development, production and sales of large-scale flat panel displays. Advanced Optics Electronics, Inc.,  is a publicly traded company on the NASDAQ OTC Bulletin Board. He Mr. Cousins has been President, Treasurer, Controller, and a Director of Biomoda since 2002.

Herbert L. Whitaker, Director. Mr. Whitaker has 35 years of corporate experience, with 25 of those years in the medical products industry. He began his career as a chemical engineer and progressed to his role as business executive. He holds a PhD from Virginia Polytechnic Institute; has worked for large corporations such as General Electric and Johnson & Johnson; and has been an independent consultant. He was President & CEO for Lovelace Scientific Resources, a site management organization for clinical trials.

Verrity Gershin, Corporate Secretary. Ms. Gershin will graduate from the University of New Mexico with a B.U.S. degree in May, 2008.  With 11 years of experience in accounting, corporate filings, and corporate administrative support, she has worked with Biomoda for the last six years, helping the company file for public status and maintaining compliance with the Securities and Exchange Commission.

Family Relationships

There are no family relationships that exist among the directors, officers, or other persons nominated to become such.

Term of Officers

All executive officers are appointed by the board and hold office until the board appoints their successors.

Code of Ethics

For the year ended December 31, 2007, the Company did not have formal written values and ethical standards. However, the Company management actively communicate values and ethical standards during company-wide meetings. Such standards will be outlined in the human resource manual which will be completed before the end of 2008.

Audit Committee

Currently the Board of Directors acts as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2007, the Company complied with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders.

Involvement in Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On August 29, 2007, Biomoda, Inc and Advanced Optics Electronics, Inc. (ADOT) jointly filed a Complaint in Federal Court, case number 1:07-cv-00855 against Leslie Robins, Alvin Robins and John Kearns for Common Law Fraud, Violation of Federal and New Mexico Securities Laws, Conversion, Breach of Fiduciary Duty and Racketeering.  On August 7, 2007, Leslie Robins was removed from the Biomoda, Inc. Board of Directors as a director and on July 21, 2007 he was removed as an officer of the Company.

Biomoda previously conducted an offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2.  This registration statement expired on November 4, 2005, prior to selling any shares under this registered offering.  The Board is currently investigating the issuance of the following shares of common stock purportedly under the SB-2 registration statement pursuant to Mr. Robins' sole and unauthorized direction: 343,000 shares on or about June 5, 2007, 230,000 shares on or about June 8, 2007, 500,000 shares on or about June 25, 2007, 90,000 shares on or about July 11, 2007, 50,000 shares on or about July 11, 2007, and 555,000 shares on or about July 13, 2007.  Based upon the Board's initial investigation, all of such shares were issued without registration under the Securities Act of 1933, as amended, or any exemption therefrom.  As a result, such shares were issued in violation of the Securities Act of 1933, as amended.  Such violations may subject Biomoda to enforcement action by the Securities and Exchange Commission.

The Company continues to conduct its investigation of the issuance of such securities and other actions of Mr. Robins, as well as the Company's controls and procedures related to securities issuances and asset management.

On July 25, 2007, Leslie Robins filed a Complaint for Declaratory Judgment and Application for Temporary Restraining Order/ Preliminary and Permanent Injunction against Biomoda, John J. Cousins and Maria Zannes (collectively, the "Biomoda Parties"), Case No. D-202-CV-2007-06529, Second Judicial District Court, State of New Mexico. Also listed as nominal Plaintiffs were Advanced Optics Electronics, Inc. and Ari Ma’ayan. Mr. Ma’ayan since has notified the Court that he was listed as a Plaintiff without his knowledge or consent.  On August 13, 2007, Mr. Robins claiming to act on behalf of ADOT filed a second lawsuit seeking to foreclose on a loan between ADOT and Biomoda.  The lawsuits further allege that the Biomoda Parties are attempting a hostile takeover of Biomoda by unlawfully removing Mr. Robins. At oral argument held on August 7, 2007, the Court denied Plaintiffs' motion for a temporary restraining order that sought to enjoin the removal of Mr. Robins from the Board and denied Mr. Robins' motion to place Biomoda in receivership. The Biomoda Parties filed an answer and counterclaim to this lawsuit on August 13, 2007, in which they denied all of the Plaintiff's substantive claims and provided affirmative defenses. In addition, the Biomoda Parties counterclaimed that Mr. Robins actions in (i) directing the unauthorized and unregistered sale of securities in violation of the Securities Act of 1933, as amended (ii) improper diversion of cash and other assets from Biomoda, (iii) improper dumping of Biomoda shares into the public markets, and (iv) defamation of officers and directors of Biomoda, has materially harmed Biomoda.  Mr. Robins moved to dismiss the initial lawsuit which was subsequently dismissed.  On August 29, 2007 Biomoda, Inc. and Advanced Optics Electronics, Inc. jointly filed the lawsuit in Federal Court as discussed in the initial paragraph of this section.  Among other things, the Biomoda Parties are seeking a temporary restraining order, preliminary injunction and permanent injunction preventing Mr. Robins from acting in any capacity on behalf of Biomoda and seeking to freeze certain of Mr. Robins’ bank accounts. The Biomoda Parties also seek to recover monies and assets improperly taken from Biomoda.  Mr. Robins’ does not have the affirmation of the ADOT Board to pursue his lawsuit, and therefore may lack standing to bring the lawsuit.  ADOT’s President Michael Pete and ADOT Board Member John Cousins oppose the lawsuit brought by Mr. Robins..  Furthermore, any attempt by Mr. Robins acting as an agent of ADOT to foreclose on loans made by ADOT to Biomoda would be against both companies’ interests and may be a breach of Mr. Robins’ duty as an ADOT Board Member.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses the compensation earned for services rendered in all capacities by the Company’s executive officers for 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Cousins, President, Director
	2007	$74,448	—	$9,803	—		—	—	$84,250
	2006	—	—	—	—		—	—	—
Leslie S. Robins, Former VP & Former Director
	2007	—	—	$159,360	—		—	—	—
	2006	—	—	—	$29,078		—	—	$29,078
Herbert L. Whitaker, Director
	2007	$62,344		$81,250					$143,594,
	2006	$209,353	—	$2,808					$212,161

Verrity Gershin, Corporate Secretary
	2007	$29,087	—	$71,046					$100,133
	2006	—	—	—					—

Leslie Robins was dismissed as an officer and director in August, 2007.

Herbert Whitaker has a consulting agreement with Biomoda, executed in August 2007.  Mr. Whitaker resigned as Vice President in 2007, but remains as a director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2007

No options were awarded in 2007

LONG-TERM COMPENSATION PLANS

As of December 31, 2007, there are no long-term incentive or retirement plans.

DIRECTOR COMPENSATION

There was $250 paid to a director for services as a director fee in 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 31, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2007, there were 48,315,983 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Beneficial Ownership	Amount of Beneficial Ownership	Percent of class
Common Stock (no par value)	John Cousins (Director/ Exec Officer) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	735,000	1.52%
Common Stock (no par value)	Verrity Gershin (Corporate Secretary) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	282,200.58%
Common Stock (no par value)	Herbert Whitaker P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	110,000.23%
Common Stock (no par value)	Lewis White P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	946,000	2.16%
Common Stock (no par value)	Advanced Optics 8301 Washington NE, Ste 5 Albuquerque, New Mexico, 87113	Direct	1,231,575	2.55%
Common Stock (no par value)	All Directors and Officers as a group	Direct	1,127,200	2.33%

There are no agreements, contracts or arrangements that the Company is part of or knows about that would result in a change of control of the Company.

STOCK OPTIONS

Date	Name	Options Outstanding	Percent of Options Outstanding	Price	Expiration
1/15/99	Dr. Jeff Garwin	50,000	3.15%	$0.500	5/31/09
12/1/03	Herbert Whitaker	75,000	4.72%	$2.99	12/1/13
3/17/00	Ari Ma’ayan	180,000	11.33%	$0.150	3/22/10
3/17/00	Dr. Jeff Garwin	850,000	53.50%	$0.150	3/16/10
9/1/05	Stuart Ferguson	33,768	2.13%	$0.90	9/1/15
10/3/05	Judith Thompson	200,000	12.59%	$0.50	4/30/09
10/18/06	Leslie Robins	200,000	12.59%	$0.85	10/18/10
		1,588,768	100%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2007, the Company had advances of approximately $185,000 payable to two of its stockholders. Such advances bore interest at 10% per annum and are due on demand. Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2008. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2007 and 2006 and for the period from Inception through December 31, 2007 was approximately $20,000, $16,000 and $167,000, respectively.

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

Reports on Form 8-K

On August 1, 2007, we issued an 8-k, Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Leslie S. Robins was removed for cause from the board of directors (the “Board”) of Biomoda, Inc. (the “Company”) at a special meeting of the Board held on Tuesday August 7, 2007. The Board removed Mr. Robins from the Board due to his actions related to the unauthorized issuance of shares of the Company’s common stock and unauthorized use of Company funds. Mr. Robins did not serve on any committees of the Board.

On August 14, 2007, the Board also ratified the President’s termination of Mr. Robins as Vice President and Secretary of Biomoda effective July 21, 2007. Mr. Robins was terminated for cause as described above.

The Company has furnished Mr. Robins a copy of this Form 8-K and will file any letter received from Mr. Robins on this matter within two business days of receipt of such letter.

Dr. Albert Goodman resigned from the Board effective August 1, 2007. Dr. Goodman did not serve on any committees of the Board.

On August 1, 2007, we issued an 8-k, Item 8.01 Other Events.

The Company previously conducted an offering of up to 6,000,000 shares of its common stock pursuant to a registration statement on Form SB-2, File No. 333-90738, and Form SB-2MEF, File No. 333- 122539. This registration statement became stale on November 4, 2005, prior to selling any shares under this registered offering. The Board is currently investigating the issuance of the following shares of common stock purportedly under the SB-2 registration statement pursuant to Mr. Robins’ sole and unauthorized direction: 343,000 shares on or about June 5, 2007, 230,000 shares on or about June 8, 2007, 500,000 shares on or about June 25, 2007, 90,000 shares on or about July 11, 2007, 50,000 shares on or about July 11, 2007, and 555,000 shares on or about July 13, 2007. Based upon the Board’s initial investigation, all of such shares were issued without registration under the Securities Act of 1933, as amended, or any exemption therefrom. As a result, such shares were issued in violation of the Securities Act of 1933, as amended. Such violations may subject the Company to enforcement action by the Securities and Exchange Commission.

The Company continues to conduct its investigation of the issuance of such securities and other actions of Mr. Robins, as well as the Company’s controls and procedures related to securities issuances and asset management.

On July 25, 2007, Leslie Robins filed a Complaint for Declaratory Judgment and Application for Temporary Restraining Order/ Preliminary and Permanent Injunction against Biomoda, John J. Cousins and Maria Zannes (collectively, the “Biomoda Parties”), Case No. D-202-CV-2007-06529, Second Judicial District Court, State of New Mexico. Also listed as nominal Plaintiffs were Advanced Optics Electronics, Inc. and Ari Maayan. The lawsuit alleges that the Biomoda Parties are attempting a hostile takeover of Biomoda by unlawfully removing Mr. Robins. At oral argument held on August 7, 2007, the Court denied Plaintiffs’ motion for a temporary restraining order that sought to enjoin the removal of Mr. Robins from the Board and denied Mr. Robins’ motion to place Biomoda in receivership. The Biomoda Parties filed an answer and counterclaim to this lawsuit on August 13, 2007, in which they denied all of the Plaintiff’s substantive claims and provided affirmative defenses. In addition, the Biomoda Parties counterclaimed that Mr. Robins actions in (i) directing the unauthorized and unregistered sale of securities in violation of the Securities Act of 1933, as amended (ii) improper diversion of cash and other assets from Biomoda, (iii) improper dumping of Biomoda shares into the public markets, and (iv) defamation of officers and directors of Biomoda, has materially harmed Biomoda. The Biomoda Plaintiffs are seeking a temporary restraining order, preliminary injunction and permanent injunction preventing Mr. Robins from acting in any capacity on behalf of Biomoda and seeking to freeze Mr. Robins' bank accounts. The Biomoda Plaintiffs also seek to recover monies and assets improperly taken from Biomoda.

On November 16, 2007, we issued an 8-K Item 4.02. (a) Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

During the 2007 second quarter, Biomoda, Inc. (the “Company”) determined that it had incorrectly reported a payment to the Line of Credit to Advanced Optics Electronics, Inc. The error resulted in the overstatement of the Line of Credit Liability by $315,000. The net change in cash and cash equivalents was not impacted.

As a result of these errors, on November 14, 2007, the Company’s Board of Directors concluded that the Company’s consolidated financial statements for the quarter ended June 30, 2007 should no longer be relied upon and would be restated.

The restatement for these matters will be included in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the second fiscal quarter ended June 30, 2007, and filed with the Securities and Exchange Commission (the “SEC”) concurrently.

Subsequent Event 8-Ks filed

On February 6, 2008, we issued an 8-K Item 8.01 Other Events.

From November 19, 2007 through December 31, 2007, Biomoda, Inc. sold 15,440,338 additional common shares for $1,917,976 under a Regulation S offering, incurring $1,406,332 in costs related to the offering including discounts off trading price, sales commissions, the cost of distribution, rebates, and administrative costs.  As of December 31, 2007, Biomoda had cash of about $480,000 and had 48,315,983 common shares outstanding.

On February 6, 2008, we issued an 8-K Item 4.01  Change in Registrant’s Certifying Accountant

On January 18, 2008, the Board of Directors of Biomoda, Inc. (the “Company”) decided to dismiss Malone & Bailey, PC (“Malone”) as its independent registered public accounting firm.

Malone’s report on our financial statements for the two fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for concerns about our ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2006 and 2005, and through January 18, 2008, there were no disagreements between the Company and Malone on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for such years.
None of the reportable events described under Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the two most recent fiscal years ended December 31, 2006 and 2005, or within the interim period through January 18, 2008.

We provided Malone with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested Malone to furnish a letter addressed to the SEC stating whether it agrees with the statements made above.  Attached, as Exhibit 16, is a copy of Malone’s letter to the SEC, dated January 25, 2008 stating its agreement with such statements.

Effective January 18, 2008, the Board of Directors of the Company approved the engagement of GBH CPAs, PC as its independent auditors for the fiscal year ended December 31, 2007.  The Company did not consult with GBH CPAs, PC on any matters prior to their retention.

On February 28, 2008, we issued an 8-K Item 8.01 Other Events.

During January 2008, Biomoda, Inc. sold 3,887,100 additional common shares for $580,102 under a Regulation S offering, incurring $426,025 in costs related to the offering including discounts off trading price, sales commissions, the cost of distribution, rebates, and administrative costs.  As of January 31, 2008, Biomoda had cash of about $526,000 and had 52,203,083 common shares outstanding.

On March 4, 2008, we issued an 8-K Item 1.01 Entry into a Material Definitive Agreement.

In the first quarter of 2008, the New Mexico Department of Veterans Services signed an agreement with the New Mexico Institute of Mining and Technology (New Mexico Tech) to administer $350,000 appropriated by the 2007 New Mexico State Legislature for a prospective Clinical Study for the early detection of lung cancer of the state’s veterans.  Biomoda, Inc. and New Mexico Tech signed an agreement in the last quarter of 2007 to conduct this Clinical Study using Biomoda’s technology.

The 2008 Session of the New Mexico State Legislature further appropriated for 2009 a total of $1.3 million towards continuation of this Clinical Study that will be administered through the New Mexico Department of Veterans Services and New Mexico Tech.  Biomoda’s technology is expected to be the focus of the study.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by GBH CPAs, PC for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 were $14,000 and $0, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Our accountants did not bill any fees for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMODA, INC. and Subsidiary

Dated: March 31, 2008	By:	/s/ John J. Cousins
John J. Cousins
President (Principal Executive and Accounting Officer)

/s/ Herbert Whitaker
Herbert Whitaker
Director