Form 10-Q
period 2008-03-31
BIOMODA INC/NM
filed 2008-05-14
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

Commission file No. 333-90738

Biomoda, Inc.
(Name of registrant as specified in its charter)

New Mexico	85-0392345
(State of incorporation)	(IRS Employer Identification No.)

P.O. Box 11342, Albuquerque, New Mexico	87192
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (505) 821-0875

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                Accelerated filer  ☐
Non-accelerated filer  ☐                                                                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The number of issuer’s shares of Common Stock outstanding as of May 14, 2008 was 76,321,164.

PART I: FINANCIAL INFORMATION

Forward - Looking Statements

This Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of our products, our ability to develop new products cost-effectively, the ability of us to raise capital in the future, the development by competitors of products using improved or alternative technology, the retention of key employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-Q, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Item 1:  FINANCIAL STATEMENTS

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$670,908	$479,800
Prepaid expenses	4,874	3,241
Total Current Assets	675,782	483,041

Patents, net of accumulated amortization of $244,419 and $232,556	103,905	102,546
Property and Equipment, net of accumulated depreciation of $13,897 and $12,642	18,897	4,794

Total Assets	$798,226	$590,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$221,077	$248,241
Advances from stockholders	189,613	184,989
Short-term debt	81,635	111,635
Line of credit from an affiliated entity	1,052,778	1,070,529
Total Current Liabilities	1,545,103	1,615,404

Commitments and Contingencies

Stockholders' Deficit
Class A redeemable preferred stock; no par value 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share; no shares issued and outstanding	-	-
Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized; 74,968,022 and 48,315,983 issued and outstanding	7,413,096	6,199,585
Treasury stock, at cost 60,000 shares	(9,000)	(9,000)
Deficit accumulated during development stage	(7,880,973)	(7,215,608)

Total Stockholders' Deficit	(746,877)	(1,025,023)

Total Liabilities And Stockholders' Deficit	$798,226	$590,381

See notes to consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		January 3, 1990 (Inception) to March 31,
	2008	2007	2008
Revenue	$-	$-	$23

Operating expenses
Professional fees	89,063	89,300	895,847
General and administrative	395,477	1,109,938	3,763,300
Research and development	153,255	471,807	2,786,874
Depreciation and amortization	13,118	5,189	260,931
Total Operating Expenses	650,913	1,676,234	7,706,952

Loss from operations	(650,913)	(1,676,234)	(7,706,929)

Other Income (Expenses)
Gain on forgiveness of debt	-	-	282,103
Other income			33,919
Interest income	-	-	3,870
Interest expense	(14,452)	(19,196)	(493,936)
Total Other Expenses	(14,452)	(19,196)	(174,044)

Loss Before Provision For Income Taxes	(665,365)	(1,695,430)	(7,880,973)

Provision for income taxes	-	-	-

Net Loss	$(665,365)	$(1,695,430)	$(7,880,973)

Basic and diluted weighted average number of common shares outstanding	59,518,759	9,476,126

Basic and diluted loss per common share	$(0.01)	$(0.18)

See notes to consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,		January 3, 1990 (Inception) to March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(665,365)	$(268,763)	$(7,874,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	266,293	793,991	2,834,679
Write-off of license fee			1,250
Loss on sale of assets	-	-	358
Foreign currency transactions	-	-	3,247
Non-cash gain on debt settlement	-	-	(240,239)
Depreciation and amortization	13,118	5,191	254,534
Changes in operating assets and liabilities:
Accounts receivable	-	-	(7,620)
Other Assets	(1,633)	-	2,746
Accounts payable and accrued liabilities	(27,174)	46,686	800,920
Net cash flows used in operating activities	(414,761)	(849,562)	(4,224,204)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,000)	-	(40,571)
Sale of property and equipment	-	-	1,139
Organizational costs	-	-	(560)
Patent, trademark and license fee	(13,222)	(1,801)	(365,322)
Net cash flows used in investing activities	(28,222)	(1,801)	(405,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' advances	4,624	4,155	150,203
Proceeds from line of credit from an affiliated entity	9,828	847,073	2,662,007
Repayments on line of credit from an affiliated entity	(27,579)	-	(299,579)
Repayments of Short-term debt	(30,000)		(68,000)
Acquisition of treasury stock	-	-	(9,000)
Issuance of common stock for cash	677,218	1,000	2,864,795
Net cash flows provided by financing activities	634,091	852,228	5,300,426

Net increase(decrease) in cash	191,108	(865)	670,908

Cash, beginning of period	479,800	116	-
Cash, end of period	$670,908	$981	$670,908

Supplemental cash flow information:
Cash paid for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Interest converted to note payable	$-	$-	$149,635
Common stock issued to extinguish related party debt	$-	$-	$1,418,768

See notes to consolidated financial statements.

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
______________________________________________
1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the 10-KSB have been omitted.

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990 and have not generated any revenues from operations and there is no assurance of any future revenues. As of March 31, 2008, we had an accumulated deficit of $7,880,973 and a working capital deficit of $869,321.

In addition, we did not generate any cash from operations. These factors create substantial doubt as to our ability to continue as a going concern.

We will require substantial additional funding for continuing research and development and obtaining regulatory approval and for the commercialization of our products. Management expects to be able to raise enough funds to meet our working capital requirements through the sale of our common stock or other means of financing.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

3.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

During the three months ended March 31, 2008, we paid back approximately $28,000 on the line of credit from an affiliated entity.  As of March 31, 2008, the line of credit from an affiliated entity balance was $1,052,778.  To date Biomoda has paid back a total of approximately $539,818 on the line of credit to Advanced Optics Electronics.

During the three months ended March 31, 2007, the affiliate exchanged its Biomoda common shares, valued at $707,150, for various services provided to us.  In connection with this transaction, we recorded an increase to the line of credit from an affiliated entity of $707,150 and recognized $62,500 in professional fees expense and $644,650 in general and administrative expense.

4.  COMMON STOCK

During the three months ended March 31, 2008, we issued 3,225,860 common shares for services valued at $266,293.  We also sold 23,426,179 common shares for $2,535,255, incurring $1,858,037 in costs related to the Regulation S offering.

For the three months ended March 31, 2008 we sold a total of 23,426,179 common shares in relation to our Regulation S offering for $2,535,255, incurring $1,858,036 in costs related to the offering.

For the three months ended March 31, 2007, we issued 726,000 shares of restricted common stock for services valued at $792,500, 2,000 common shares for cash of $1,000, 30,000 common shares issued for stock payable, and 86,786 common shares in exchange for discharge of debt of $73,768 to a related party.

5.  SUBSEQUENT EVENTS

During April 2008, we issued 25,000 common shares for services valued at $1,250.

We concluded our Regulation S offering on May 8, 2008 having sold an additional 1,328,142 common shares for $123,956, incurring $90,688 in costs related to the offering.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

Biomoda, Inc. is a development stage company incorporated in the state of New Mexico on January 3, 1990. Our general focus is on discovery, development, manufacture and marketing of proprietary medical diagnostic and treatment products used to treat life threatening and other serious diseases.  Our primary focus is creating diagnostic solutions for early detection and clinical management of cancer.

On July 19, 2006, we closed our offering of up to 6,000,000 shares of our common stock pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, declared effective on February 11, 2005. Our market maker filed Form 211 with NASD Regulation to initiate quotations for our common stock on the OTC Bulletin Board. The request was cleared on October 19, 2006.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the validation studies for our lung cancer assay, design our diagnostic product, choose our contract manufacturing partner, manufacture our initial batches, register our product with the FDA and then with European authorities for our CE mark, and begin marketing to reference labs in the US and Europe.  To that end, we have contracted with Quintiles Consulting for regulatory consulting, TriCore Reference Laboratories for assay preparation, Averion International Corporation for clinical services, and Clinical Research Center of Cape Cod to provide lung sputum samples.  We intend to have initial revenues in the last quarter of 2008.  We raised funds from the sale of restricted common stock through a Regulation S Offering and are assessing various offering scenarios.

Our initial product is a diagnostic test for lung cancer that will be performed out of body by using a sputum sample from the patient.  Our test does not require any invasive sample taking.  The sample will be sent to a clinical lab where the procedure will be performed to determine the presence, or not, of lung cancer or precancerous cells.  Our diagnostic test can be used for other cell samples and we intend to create and market products to diagnose and screen for other prevalent cancers such as breast, cervical, bladder, and colorectal.  We have determined that our initial markets will be the developed nations of Europe, North America and Japan.  This has been determined on the basis of available healthcare delivery and payer infrastructure.  Japan has instituted a nationwide lung cancer-screening program.  We also intend to sell our product in additional markets throughout the world such as India, Brazil and South America, Asia and Russia.  We will market different product formats based on the region of the world.

In addition to augmenting laboratory research and development, management plans to further strengthen our corporate infrastructure to adequately manage the future growth and success of our operations.  Management expects to hire additional personnel and enter into consulting and collaborative arrangements over the next twelve months as needed to continue to strengthen and enhance the effectiveness of implementing our plan as we grow.

Our research and development facilities are located on Kirtland Air Force Base in Albuquerque, New Mexico.  Research and development is housed in approximately 1000 square feet that includes two state-of-the-art laboratories where primary research, assay validation and commercialization work is being conducted.

Over the next twelve months, management will continuously evaluate and develop our business plan which includes assessing the technology we utilize and the markets we intend to serve and evaluating the prospect of expanding into additional products and markets as business conditions warrant. In connection with this continual evaluation, management will also look at taking actions designed to mitigate any and all risks associated with our business plan.

In January 2005, the U.S. Patent Office awarded a Patent to Biomoda researchers entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine". This Patent brings a significant addition to our patent portfolio and expands our intellectual property to include cancer screening as a compliment to our existing technology. We are completing the formal filing for a continuation for this Patent based on research currently underway by researchers at Biomoda.  We believe our goal to further strengthen and expand our intellectual property portfolio will be significantly enhanced by these developments. Our R&D Division has successfully completed the first clinical validation of our development stage assay for lung cancer.  These results indicate its ability to differentiate lung cancer patients, heavy smokers, and normal individuals.

In April, 2008, we received Notice of Allowance for a new Divisional Patent titled “Method of Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine”.

RESULTS OF OPERATIONS

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended March 31, 2008 and 2007

REVENUE.  As of March 31, 2008, there have been no significant revenues since inception.

PRODUCT DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs decreased to $153,255 in the three months ended March 31, 2008 from $471,807 in the three months ended March 31, 2007. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $484,540 in the three months ended March 31, 2008 from $1,199,238 in the three months ended March 31, 2007.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods consists of interest expense, which decreased to $14,452 in the three months ended March 31, 2008 from $19,196 in the three months ended March 31, 2007due to lower balance in related party debt.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations through private placement of equity securities and loans from Advanced Optics Electronics, Inc ("ADOT").

Product development expenditures, including personnel expense, and general and administrative expense was $637,797 for the three months ended March 31, 2008.  Funds for operations, product development and capital expenditures were provided from the sale of restricted company stock.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of our products.

Management believes that sales of securities will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of 2008.  In addition, it is anticipated that sales of our initial screening product will begin pending FDA approval and contribute to operating revenues.  It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued  product development for second-generation diagnostic and therapeutic products.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of the fiscal year 2007.

Item 4: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, March 31, 2008).  Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We are in the infancy stages of our business operations and have limited resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Further, as reported in our Current Report on Form 8-K filed on August 14, 2007, we are currently investigating (i) what appears to be the unauthorized issuance of shares of our common stock in violation of the Securities Act of 1933, and (ii) the improper diversion of cash from the Company to a former officer and director and/or his affiliates.

We are re-evaluating and revising our existing control policies and procedures. As part of such plan and implementation, we are re-evaluating, re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the three months ended March 31, 2008.  We have employed additional accounting personnel which has helped us increase our segregation of duties.  We are implementing a review process over significant business transactions.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management's override of the controls. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Item 2.  CHANGES IN SECURITIES -  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION

On, May 1, 2008, our Board of Directors voted to add three business leaders, Maria Zannes, David Lambros, and Lewis White, to its Board of Directors.

•  Maria Zannes brings more than 25 years of experience in the environmental and energy industry—from federal lobbyist to a company president. Formerly the president of the national waste-to-energy trade group in Washington, D.C., Ms. Zannes currently consults for private clients in the medical and waste industry. She was a legislative aide and press secretary to Congressman Charles Wilson (D-Texas) after leaving her home state of New Mexico where she began her career as a journalist. Ms. Zannes is licensed to practice law in Washington State and will be sworn in to practice in New Mexico this summer. She is a research associate with Columbia University Earth Engineering Center.

•  David Lambros was the elected law director of Brook Park, Ohio, and presently serves the law director of the Village of Valley View and the Village of Kelleys Island, Ohio. As law director, he served as the chief legal counsel to cities negotiating with corporations and business, and is an expert in municipal law. Mr. Lambros has practiced law for more than 25 years and served on various boards, including Commerce Exchange Bank and Southwest General Hospital. He presently is a director on the Systems Board at Southwest General Hospital, a multi-million dollar company.

•  Lewis White, a major shareholder of Biomoda, is director and CEO of New Energies Nebraska, LLC, a subsidiary of Standard Alcohol Company. He has also served as CEO of Los Hojas Corporation and owned a childcare business for 20 years, which he followed with an interest in business investment through real estate and a food services business catering to niche markets. Mr. White attended the University of Nebraska at Omaha where majored in Business Administration and worked for the State of Nebraska.

Item 6.  EXHIBITS

31  Certification of Principal Executive Officer pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32  Certification of Principal Executive and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMODA, INC.

Date: May 14, 2008	By:	/s/John J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)