Form 10-Q
period 2008-06-30
BIOMODA INC/NM
filed 2008-08-14
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Yes ☒     No ❒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ❒  No ☒

The number of issuer’s shares of Common Stock outstanding as of August 14, 2008 was 76,694,401.

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash	$281,394	$479,800
Reimbursement receivable	298,148	-
Prepaid expenses	3,928	3,241

Total current assets	583,470	483,041

PROPERTY AND EQUIPMENT, net of accumulated depreciation $17,732 and $12,642	95,506	4,794

PATENTS AND TRADEMARKS, net of accumulated amortization $249,537 and $232,556	109,396	102,546

Total assets	$788,372	$590,381

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$321,724	$248,251
Advances from stockholders	194,354	184,989
Short-term debt	47,375	111,635
Line-of-credit with an affiliated entity	1,024,618	1,070,529

Total current liabilities	1,588,071	1,615,404

COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
share authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-
Undesignated preferred stock; 2,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 share authorized;
76,558,401 and 48,315,983 issued and outstanding	7,195,393	6,199,585
Treasury stock, at cost 60,000 shares	(9,000)	(9,000)
Deficit accumulated during development stage	(7,986,092)	(7,215,608)

Total stockholders' deficit	(799,699)	(1,025,023)

Total liabilities and stocholders'deficit	$788,372	$590,381

See notes to consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months		January 3, 1990
	Ended June 30,		Ended June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008
REVENUES	$-	$-	$-	$-	$23

OPERATING EXPENSES
Professional fees	13,062	16,750	102,839	106,050	909,623
General and administrative	187,958	496,747	587,754	1,606,685	3,955,577
Research and development	178,958	320,009	327,180	791,816	2,960,799
Reimbursement of R&D expenses	(298,118)	-	(298,118)	-	(298,118)
Depreciation and amortization	8,953	5,680	22,071	10,869	269,884

Operating loss	90,813	839,186	741,726	2,515,420	7,797,742

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	-	-	282,103
Other income	-	-	-	-	33,919
Interest income	-	-	-	-	3,870
Interest expense	(14,306)	(32,464)	(28,758)	(51,660)	(508,242)

Total other income (expense)	(14,306)	(32,464)	(28,758)	(51,660)	(188,350)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(105,119)	(871,650)	(770,484)	(2,567,080)	(7,986,092)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(105,119)	$(871,650)	$(770,484)	$(2,567,080)	$(7,986,092)

Basic and diluted loss per common share	$(0.00)	$(0.08)	$(0.01)	$(0.25)

Weighted average shares outstanding - Basic
and Diluted	76,253,405	11,324,759	67,886,082	10,405,550

See notes to consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months		January 3, 1990
	Ended June 30,		(Inception) to
	2008	2007	June 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(770,484)	$(2,567,080)	$(7,986,092)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	285,322	1,456,584	2,853,708
Write off of license fee	-	-	1,250
Loss on sale of assets	-	-	358
Foreign currency translation adjustment	-	-	3,247
Non-cash gain on debt settlement	-	-	(240,239)
Depreciation and amortization	22,071	10,869	270,381
Changes in operating assets and liabilities:
Accounts receivable	(298,148)	-	(305,768)
Other assets	(687)	-	3,692
Accounts payable and accrued liabilities	73,473	88,853	901,567

Net cash used in operating activities	(688,453)	(1,010,774)	(4,497,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(95,802)	-	(121,373)
Sales of property and equipment	-	-	1,139
Organizational costs	-	-	(560)
Payments for patents, trademarks and licenses	(23,831)	(1,801)	(375,931)

Net cash used in investing activities	(119,633)	(1,801)	(496,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from stockholders	9,365	11,233	154,944
Proceeds from line-of-credit from affiliated entity	19,393	1,052,465	2,671,572
Repayments of line-of-credit from affiliated entity	(65,304)	(86,515)	(337,304)
Repayments of short-term debt	(64,260)	-	(102,260)
Acquisition of treasury stock	-	-	(9,000)
Issuance of common stock for cash	710,486	76,631	2,898,063

New cash provided by financing activities	609,680	1,053,814	5,276,015

NET (DECREASE) INCREASE IN CASH	(198,406)	41,241	281,394

Cash at beginning of year	479,800	116

Cash at end of year	$281,394	$41,357	$281,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest expense paid in cash	$-	$-	$-

Income taxes paid in cash	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Accrued salaries converted to notes payable	$-	$-	$479,484
Interest converted to note payable	$19,393	$-	$169,028
Stock issued for stock payable	$-	$30,000	$-
Common stock issued to extinguish related party debt	$-	$388,768	$1,418,768

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

2.  DEVELOPMENT STAGE

We have been in the development stage since we began operations on January 3, 1990. We have a continuing government contract for the next twelve months of $1.17 million dollars in reimbursement of research and development costs and associated overhead expenses.  As of June 30, 2008, we had an accumulated deficit of $7,986,092 and a working capital deficit of $1,004,601.

In additions, we did not generate any cash from operations.  These factors create a substantial doubt as to our ability to continue as a going concern.

We may require additional funding for continuing research and development and obtaining regulatory approval and for the commercialization of our products. Management expects to be able to raise enough funds to meet our working capital requirements through the sale of our common stock or other means of financing.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

3.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

We have disputed the amount due on the line of credit from Advanced Optics Electronics, Inc as we believe Advanced Optics Electronics, Inc. has claimed payment for certain expenses on behalf of Biomoda in error.  The amount of the line of credit remains on our balance sheet as a liability until the dispute can be resolved.

4.  COMMON STOCK

During the three months ended June 30, 2008, we issued 262,237 common shares for services valued at $19,029.  We also sold 1,328,142 common shares for $123,956, incurring $90,688 in costs related to the Regulation S offering. We concluded our Regulation S offering on May 9, 2008.

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

During the second quarter of 2007, we issued 1,644,062 shares of common stock for services valued at $661,102 and 343,000 common shares for cash of $41,712.  We also issued 500,000 common shares in exchange for discharge of debt of $315,000 to Advanced Optics Electronics to pay down the Line of Credit.

5.  REIMBURSEMENT OF R&D EXPENSES

During the quarter ended June 30, 2008, we began receiving a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican Veterans for lung cancer.  For the three months ended June 30, 2008, we recorded $298,118 as a reduction of operating expenses related to this clinical study program.

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

PLAN OF OPERATION

Our plan of operation for the next fifteen months is to complete our Phase I/II/ and III Clinical Trials for our lung cancer assay.  We are currently conducting a program to screen veterans for lung cancer in New Mexico.  This program is being funded by the state of New Mexico.

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

Our research and development laboratories are located at the Lovelace Respiratory Research Institute in Albuquerque, New Mexico.  In this quarter, we have augmented our laboratories with the following major equipment purchases:

•	Beckman Coulter Quanta Flow Cytometer
•	Cytyc Slide Prep 2000, slide preparation machine
•	Analysis image acquisition system

We have instituted a cell culture laboratory and are maintaining and cultivating approximately twenty cell lines for various research and assay optimization projects and initiatives.

Over the next eighteen months, management and the Board of Directors will continuously evaluate and develop our business plan which includes assessing the technology we utilize and the markets we intend to serve and evaluating the prospect of expanding into additional products and markets as business conditions warrant. In connection with this continual evaluation, management will also look at taking actions designed to mitigate any and all risks associated with our business plan.

RECENT PROGRESS

We have made significant progress in the processes relating to preparing and reading the microscope slides from the collected samples with the ultimate goal of developing a method to quickly and economically read slide samples with high accuracy.  Work in the past year has focused on producing a lung cancer screening assay that will be available for large-scale screening of populations at risk.

Currently, cytology is used to “read” a cell sample to determine if cancer is present.  Cytology, which is the study of cell, their shape, size, parts and characteristics, has become a standard diagnostic technique only for cervical cancer.  The reading of the sample is done by enhancing the outline of the cells with a staining procedure called PAP.  This is approximately 65% accurate, but this works for cervical cancer because that cancer usually develops slowly and as such annual testing can afford a miss or two.   Lung cancer has a similar dynamic.  In the past decade, there have been advances in the equipment and attendant processes for cervical screening that we have adapted for sputum cytology.

TCPP is a breakthrough in cell labeling and analysis because it fluoresces cancer cells in a sample and allows an easier “read.”  But there must be equipment to read the sample.  The main advance in the area of sample reading techniques for the study has been in an equipment platform for preparing microscope slides that removes mucus and cell fragments from the sample and lays out the cells in a mono-layer on the slide.  The leading manufacturer of this equipment is Cytyc, now Hologic, who has captured more than 79% of the cervical screening market with its installed base of machines in clinical labs.   Their machine not only creates a beautiful slide but automates and makes consistent a process that used to be done by hand.  We have purchased a Cytyc Thin Prep 2000 machine to take advantage of these advances.  We have developed a protocol for slide preparation around this platform that will be implemented through our clinical lab partner, TriCore, in our study.  We have spent considerable time in the lab optimizing the procedures around this slide preparation platform and sample fixative system.  We have developed an accurate, rapid, reproducible protocol that is being transferred to TriCore.   This step in technology transfer to a clinical lab setting is very important for independent verification and reproducible test processes and results.   TriCore has several of these machines and have been using them in the clinical lab environment for several years.

The staining and labeling process is the core of our assay and where our revolutionary technology really exists.  The labeling compound TCPP is a chemical developed and originally patented at Los Alamos National Labs.    Our central technical work has been conducted in our labs optimizing the formulation and labeling procedures for TCPP on cancerous cells.  We are constantly improving our abilities to differentiate lung cancer from normal cells with high accuracy.  We have been using samples collected at the Mayo Clinic and from commercial providers on Cape Cod and from St.  Petersburg, Russia.  We are also working with lung cancer cell lines that we cultivate, grow, and harvest in our lab.

We have purchased another piece of equipment to assist us to understand and quantify the nature and characteristics of sputum samples.   The machine is a Flow Cytometer.  It is essentially a cell analysis machine.  It counts the number and indentifies the complexity of cells in a sample.  It also provides an analytic and quantitative check to the results provided by the microscope.  This is an important adjunct to microscopy and ultimately may represent the platform of choice for automating our screening assay.  The flow cytometer is a powerful analytic tool in the lab for analyzing the sputum samples we will be collecting from veterans.  New Mexico Tech is conducting a study under the auspices of the New Mexico Veterans lung cancer screening program looking at the correlation of information provided by microscopy and flow cytometry of this assay.

We have made a breakthrough in the collection of the sputum sample.  Using a new device that has just received FDA approval called the Lung Flute for collecting sputum samples, the collection process  is very easy and non-invasive.  One of the reasons sputum cytology has not caught on as a source of diagnostic samples is that the prior procedures were, in retrospect, a bit too cumbersome and uncomfortable.  Biomoda has created a strategic alliance with Medical Acoustics, the company that manufactures the Lung Flute and they are providing us with Lung Flutes for our veterans’ screening program.

Our protocol and study design has been submitted to the FDA for their review and comments.  This FDA review submittal is called a pre-IDE document.  The FDA will be back to us by mid September with their comments.  This is a very important step, to engage the FDA in constructive dialogue at the earliest juncture and receive the benefit of their review and comments.  We intend to incorporate their comments and advice into our study design and protocol and then submit the revised protocol for Institutional Review Board (IRB) approval.    An IRB is a panel of doctors who review the study documents with an eye towards patient safety.

PRELIMINARY DATA SHOWS 100% ACCURACY

We have just concluded an internal study of the analytical performance of our lung cancer diagnostic assay. Biomoda’s internal studies included 28 samples. Biomoda performed this in-house validation study using sputum samples from thirteen normal patients and 15 lung cancer patients. The preliminary data shows 100% specificity (13/13) and 100% sensitivity (15/15).

Internal data testing results show

Sample	Number of Patients	Number positive for red Fluorescent cells
Normals	13	0
Lung Cancer	15	15

We are currently interviewing candidates for Principal Investigator and Research Investigators for our clinical trials.

PATENTS AND TRADEMARKS

In January 2005, the U.S. Patent Office awarded a Patent to Biomoda researchers entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine". This Patent brings a significant addition to our patent portfolio and expands our intellectual property to include cancer screening as a compliment to our existing technology. We filed for a continuation for this Patent based on research currently underway by researchers at Biomoda.

In April, 2008, the U.S. Patent Office awarded a Divisional Patent to Biomoda researchers entitled “Method of Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine”.  We are planning to file new patents next quarter related to proprietary innovations based on flow cytometry and dark-field microscopy as platforms.

U.S. Patent and Trademark Office has issued a notice of allowance for the marks CyPath and CyDx.  Biomoda expects registration of the marks shortly.

RESULTS OF OPERATIONS

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended June 30, 2008 and 2007

REVENUE.  As of June 30, 2008, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs decreased to $178,958 in the three months ended June 30, 2008 from $320,009 in the three months ended June 30, 2007. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarter ended June 30, 2008, we began receiving a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology New Mexican Veterans for lung cancer.  For the three months ended June 30, 2008, we recorded $298,118 as a reduction of operating expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $201,020 in the three months ended June 30, 2008 from $513,497 in the three months ended June 30, 2007.  The decrease was primarily related to the company issuing stock for consulting and investor relation services in 2007.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods consists of interest expense, which decreased to $14,306 in the three months ended June 30, 2008 from $32,464 in the three months ended June 30, 2007 due to lower balance in related party debt.

Comparison of the six months ended June 30, 2008 and 2007

REVENUE.  As of June 30, 2008, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs decreased to $327,180 in the six months ended June 30, 2008 from $791,816 in the six months ended June 30, 2007. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the six months ended June 30, 2008, we began receiving a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology New Mexican Veterans for lung cancer.   For the six months ended June 30, 2008, we recorded $298,118 as a reduction of operating expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $690,593 in the six months ended June 30, 2008 from $1,712,735 in the six months ended June 30, 2007.  The decrease was primarily related to the company issuing stock for consulting and investor relation services in 2007.We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods consists of interest expense, which decreased to $28,758 in the six months ended June 30, 2008 from $51,660 in the six months ended June 30, 2007 due to lower balance in related party debt.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  In the next 18 months, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues which will be subject to clinical trials and FDA approval.

Product development expenditures, including personnel expense, and general and administrative expense was $68,798 for the three months ended June 30, 2008.  Funds for operations, product development and capital expenditures were provided from the sale of restricted company stock and the reimbursement grant we received.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of our products.

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

Item 4: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, June 30, 2008).  Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We are in the development stages of our business operations and have limited resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Further, as reported in our Current Report on Form 8-K filed on August 14, 2007, we are currently investigating (i) what appears to be the unauthorized issuance of shares of our common stock in violation of the Securities Act of 1933, and (ii) the improper diversion of cash from the Company to a former officer and director and/or his affiliates.

We are re-evaluating and revising our existing control policies and procedures. As part of such plan and implementation, we are re-evaluating, re-designing and documenting policies and procedures, putting such procedures in operation, and monitoring the effectiveness of the procedures.

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the three months ended June 30, 2008.  We have employed additional accounting personnel which has helped us increase our segregation of duties.  We are implementing a review process over significant business transactions.

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

Upon procuring and reviewing Biomoda records obtained through auction that had been abandoned by former employee Leslie Robins, Biomoda's lawyers have ascertained that the "line of credit" or "loan" for $3 million dated in 2002 and allegedly from Advanced Optics Electronics, Inc. was in fact a fraud perpetrated by Mr. Robins and that no loan exists.  There is no record of a transfer of any significant sum to Biomoda from ADOT in the historical record of either company.

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

Item 2.  CHANGES IN SECURITIES -  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - On May 1, 2008, the Board of Directors elected the following to the Board of Directors:

•	Lewis White of Omaha, Nebraska
•	Maria Zannes of Albuquerque, New Mexico
•	David Arthur Lambros of Berea, Ohio

Item 6.  EXHIBITS

31  Certification of Principal Executive and Accounting Officer pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32  Certification of Principal Executive and Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008

BIOMODA, INC.

By: /s/ John J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)