Form 10-Q
period 2008-09-30
BIOMODA INC/NM
filed 2008-11-10
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file No. 333-90738

Biomoda, Inc.
(Exact name of registrant as specified in its charter)

New Mexico	85-0392345
(State of incorporation)	(IRS Employer Identification No.)

P.O. Box 11342, Albuquerque, New Mexico 87192
 (Address of principal executive offices including zip code)

Registrant's telephone number:  (505) 821-0875

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

Large accelerated filer ☐	Accelerated filer ❒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ❒ No ☒

The number of issuer’s shares of Common Stock outstanding as of November 10, 2008 was 76,976,597.

PART I. Financial Information

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$271,536	$479,800
Reimbursement receivable - current portion	180,360	-
Prepaid expenses	3,634	3,241

Total current assets	455,530	483,041

Reimbursement receivable - non-current portion	86,757	-
PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $14,882 and $12,642	2,554	4,794
PATENTS AND TRADEMARKS, net of accumulated amortization
of $262,740 and $232,556	104,279	102,546

Total assets	$649,120	$590,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$323,962	$248,251
Advances from stockholders	199,213	184,989
Short-term debt	90,873	111,635
Line of credit with an affiliated entity	1,030,748	1,070,529

Total current liabilities	1,644,796	1,615,404

Long-Term Debt	166,557	-

Total liabilities	1,811,353	1,615,404

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 share authorized;
76,927,401 and 48,315,983 issued; 76,867,401 and 48,255,983
outstanding	7,212,593	6,199,585

Treasury stock, at cost 60,000 shares	(9,000)	(9,000)

Deficit accumulated during development stage	(8,365,826)	(7,215,608)

Total stockholders' deficit	(1,162,233)	(1,025,023)

Total liabilities and stockholders' deficit	$649,120	$590,381

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months Ended September 30,		Nine months Ended September 30,		January 3, 1990 (Inception) to
	2008	2007	2008	2007	September 30, 2008
REVENUES	$-	$-	$-	$-	$(23)

OPERATING EXPENSES
General and administrative	219,497	99,627	807,252	1,676,597	4,175,075
Professional fees	44,972	50,993	147,809	216,708	954,593
Depreciation and amortization	10,352	5,255	32,424	16,124	280,237
Research and development	90,745	15,492	119,925	805,689	2,753,544

Total operating expenses	365,566	171,367	1,107,410	2,715,118	8,163,449

Operating loss	(365,566)	(171,367)	(1,107,410)	(2,715,118)	(8,163,426)

OTHER INCOME (EXPENSE)
Other income	-	33,919	118	33,919	$34,037
Gain on forgiveness of debt	-	-	-	-	282,103
Interest income	-	-	-	-	3,870
Interest expense	(14,168)	(25,118)	(42,926)	(76,778)	(522,410)

Total other income (expense)	(14,168)	8,801	(42,808)	(42,859)	(202,400)

LOSS BEFORE PROVISION FOR INCOME TAXES	(379,734)	(162,566)	(1,150,218)	(2,757,977)	(8,365,826)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(379,734)	$(162,566)	$(1,150,218)	$(2,757,977)	$(8,365,826)

Basic and diluted weighted average
number of shares outstanding	75,804,416	15,296,882	70,876,127	12,053,910

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.23)

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months		January 3, 1990
	ended September 30,		(inception) to
	2008	2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,150,218)	$(2,757,977)	$(8,365,826)
Adjustments to reconcile net earnings to net
cash provided by operating activities
Stock-based compensation	302,702	1,504,628	2,871,088
Depreciation and amortization	32,424	16,124	280,734
Write off of license fee	-	-	1,250
Loss on sale of assets	-	-	358
Foreign currency translation adjustments	-	-	3,247
Non-cash gain on debt settlement	-	-	(240,239)
Changes in operating assets and liabilities
Accounts receivable	(49,630)	-	(57,250)
Other assets	(393)	-	3,986
Accounts payable and accrued liabilities	75,711	82,386	903,805

Net cash used in operating activities	$(789,404)	$(1,154,839)	$(4,598,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		$(845)	$(25,571)
Sales of property and equipment	-	-	1,139
Payment for patents, trademarks and licenses	(31,917)	(1,802)	(384,017)
Organizational costs	-	-	(560)

Net cash used in investing activities	$(31,917)	$(2,647)	$(409,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	$710,306	$243,446	$2,897,883
Proceeds from line-of-credit from affiliated entity	28,703	1,073,040	2,680,882
Proceeds from stockholders' advances	14,224	15,635	159,803
Repayments of line-of-credit from affiliated entity	(68,484)	(200,797)	(340,484)
Repayments of short-term debt	(71,692)	-	(109,692)
Acquisition of treasury stock	-	-	(9,000)

Net cash provided by financing activities	$613,057	$1,131,324	$5,279,392

NET (DECREASE) INCREASE IN CASH	$(208,264)	$(26,162)	$271,536

Cash at beginning of period	479,800	116	-

Cash at end of period	$271,536	$(26,046)	$271,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

Accrued salaries converted to notes payable	$-	$-	$149,635

Interest converted to note payable	$-	$-	$479,484

Common stock issued to extinguish related party debt	$-	$103,768	$1,418,768

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________
1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported on form 10-KSB have been omitted.

2.  DEVELOPMENT STAGE

We have been in the development stage since we began operations on January 3, 1990. We have a continuing government contract for the next twelve months of $1.17 million dollars in reimbursement of research and development costs and associated overhead expenses.  As of September 30, 2008, we had an accumulated deficit of $8,302,089 and a working capital deficit of $1,401,427.

In additions, we did not generate any cash from operations.  These factors create a substantial doubt as to our ability to continue as a going concern.

We will require additional funding for continuing research and development and obtaining regulatory approval and for the commercialization of our products. Management expects to be able to raise enough funds to meet our working capital requirements through the sale of our common stock or other means of financing.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

3.  LINE OF CREDIT FROM AN AFFILIATED ENTITY

We have disputed the amount due on the line of credit from Advanced Optics Electronics, Inc. as we believe Advanced Optics Electronics, Inc. has claimed payment for certain expenses on behalf of Biomoda in error.  The amount of the line of credit remains on our balance sheet as a liability until the dispute can be resolved.

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

4.  COMMON STOCK

During the three months ended September 30, 2008, we issued 125,000 common shares for services valued at $5,000.  We also issued 244,000 common shares to replace shares lost in shipping related to the Regulation S offering and recognized $12,200 as expense as the initial shares were not cancelled due to the cost of cancelling the shares.

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

During the first quarter of 2007, Biomoda issued 726,000 common shares for services valued at $792,500; 2,000 common shares for cash of $1,000; 30,000 common shares issued for stock payable; and 86,786 common shares in exchange for discharge of debt of $73,768 to a related party.

During the second quarter of 2007, Biomoda issued 1,644,062 common shares for services valued at $661,102 and 343,000 common shares for cash of $41,712. Biomoda also issued 500,000 common shares in exchange for discharge of debt of $315,000 to Advanced Optics Electronics to pay down the Line of Credit.

During the third quarter of 2007, we issued 301,000 common shares for services valued at $28,500 and 550,000 common shares for cash of $35,000.  We also sold 4,964,049 common shares for $455,227, incurring $296,794 in costs related to the offering.

5.  REIMBURSEMENT OF R&D EXPENSES

During the quarter ended September 30, 2008, we received a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican Veterans for lung cancer.  For the three months ended September 30, 2008, we recorded $129,312 as a reduction of operating expenses related to this clinical study program. We also recorded $180,360 in current receivables for expenses and equipment acquired through lease and $86,757 in long term receivables for future reimbursement of leased equipment.

During the quarter ended June 30, 2008, we began receiving a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican Veterans for lung cancer. For the three months ended June 30, 2008, we recorded $201,516 as a reduction of operating expenses related to this clinical study program. We also received $96,602 as reimbursement for payments made on leased equipment.

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

PLAN OF OPERATION

Our plan of operation for the next fifteen months is to complete our Phase I/II/ and III Clinical Trials for our lung cancer assay.  We are currently conducting a program to screen veterans for lung cancer in New Mexico.  This program is being partially funded by the state of New Mexico Department of Veterna Services.

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

In April, 2008, the U.S. Patent Office awarded a Divisional Patent to Biomoda researchers entitled “Method of Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine”.  We are planning to file new patents next quarter related to the making of TCPP and the proprietary innovations based on flow cytometry and dark-field microscopy as platforms.

U.S. Patent and Trademark Office has issued a notice of allowance for the marks CyPath® and CyDx®.  Biomoda expects registration of the marks shortly.

RESULTS OF OPERATIONS

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended September 30, 2008 and 2007

REVENUE.  As of September 30, 2008, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs increased to $123,573 in the three months ended September 30, 2008 from $15,492 in the three months ended September 30, 2007. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarter ended September 30, 2008, we began receiving a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology New Mexican Veterans for lung cancer.  For the three months ended September 30, 2008, we recorded $129,312 as a reduction of operating expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $219,497 in the three months ended September 30, 2008 from $55,242 in the three months ended September 30, 2007.  The increase was primarily related to the company issuing stock for consulting and investor relation services in 2008.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods consists of interest expense, which decreased to $14,168 in the three months ended September 30, 2008 from $25,118 in the three months ended September 30, 2007 due to lower balance in related party debt.

Comparison of the nine months ended September 30, 2008 and 2007

REVENUE.  As of September 30, 2008, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs decreased to $450,753 in the nine months ended September 30, 2008 from $805,689 in the nine months ended September 30, 2007. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the nine months ended September 30, 2008, we began receiving a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology New Mexican Veterans for lung cancer.   For the nine months ended September 30, 2008, we recorded $330,828 as a reduction of operating expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $955,060 in the nine months ended September 30, 2008 from $1,876,305 in the nine months ended September 30, 2007.  The decrease was primarily related to the company issuing stock for consulting and investor relation services in 2007.We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods consists of interest expense, which decreased to $42,926 in the nine months ended September 30, 2008 from $76,459 in the nine months ended September 30, 2007 due to lower balance in related party debt.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  In the next 18 months, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues which will be subject to clinical trials and FDA approval.

Product development expenditures, including personnel expense, and general and administrative expense was $355,332 for the three months ended September 30, 2008.  Funds for operations, product development and capital expenditures were provided from the sale of restricted company stock and the reimbursement grant we received.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of our products.

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

Item 4: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, September 30, 2008).  Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

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

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the three months ended September 30, 2008.  We have employed additional accounting personnel which has helped us increase our segregation of duties.  We are implementing a review process over significant business transactions.

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

Item 5.  OTHER INFORMATION - None

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

Dated: November 10, 2008

BIOMODA, INC.

By: /s/ John J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)