Form 10-K
period 2008-12-31
BIOMODA INC/NM
filed 2009-03-31
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008	Commission file No. 333-90738

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BIOMODA, INC.
(Exact name of  registrant as specified in its charter)

NEW MEXICO	85-0392345
(State of incorporation)	(IRS Employer Identification No.)

P.O. Box 11342, Albuquerque, New Mexico 87192
(Address of principal executive offices including zip code)

Issuer’s telephone number, including area code:	(505) 821-0875

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	None

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

The aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $3,620,210.

The number of issuer’s shares of Common Stock outstanding as of March 15, 2009 was 77,004,589 shares.

PART III

Forward - Looking Statements

This Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management’s beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company’s actual results may differ materially from those indicated by the forward-looking statements.

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

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-K, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

We have laboratories and offices at 609 Broadway NE, in Albuquerque, New Mexico that are used for corporate and research and development activities.  The mailing address is P.O. Box 11342, Albuquerque, NM 87192. Its telephone number is (505) 821-0875 and its fax number is (866) 519-6156.  Our website is www.biomoda.com.

The Company

We are an InVitro Diagnostics Company that develops assays, or tests, to detect cancer. These assays are performed in clinical reference laboratories using body-fluid samples. This technology is based on an exclusively licensed patent from Los Alamos National Laboratories. The Company was issued its own patent in January, 2005, and has received a Divisional and appied for a Continuation-in-part (“CIP”) extension of that owned patent. The technology is based on a molecule that has an affinity to bind with cancer cells and it fluoresces red under Ultra Violet light. It’s a porphyrin molecule; easy to obtain, manufacture and use. This is a broad based technology that works with a variety of cell types.

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

Within Personalized Disease Management, our CyPath® assay has a large opportunity to be adopted by the medical community for screening, monitoring and surveillance of cancers. Screening is the largest market. Monitoring is critical for accurately gauging individual responses to therapies such as its efficacy and toxicity.

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

The labs then seek reimbursement from Medicare and private insurers based on existing reimbursement codes. Biomoda had a reimbursement code study done in late 2003, and determined that current codes exist and are economically feasible under Centers for Medicare & Medicaid Services (“CMS”) codes. The CMS is a Federal agency within the U.S. Department of Health and Human Services.

We intend to use contract manufacturing and contract sales organizations. This infrastructure is commonly used and allows us to take advantage of world class expertise and keep this part of our business a variable cost and gain efficiencies through negotiated contracts and multiple sourcing.

Technology

Our Onco-Labeling Technology is based on a porphyrin molecule called TCPP that preferentially binds to cancer cells and fluoresces red under UV light. We have received two patents and currently have an additional application in progress; we have also applied for international patent rights. Biomoda has a patent licensed from Los Alamos that supports our patent including international protection.  We continue to work on Divisional and Continuation-in-part expansions and enhancements to our patent portfolio.  We anticipate that our R & D efforts and collaborations will generate new patent applications within the next year.

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

To protect our intellectual property (“IP”) we plan to develop active, licensed-based collaborations with reference labs on a regional basis with an emphasis on identifying lab partners that have business relationships with physician networks or HMOs. This will enable us to develop strategic relationships with customer groups who have formal relationships with those who drive our sales.

Competition

Competition falls into several segments: biomarkers, radiology, genomics, and proteomics

Biomarkers: represent the closest competitors in terms of market introduction. Biomarkers are used to indirectly identify cellular aberrations and disease. We are monitoring the activity of companies in this space, but we believe our technology offers inherent commercial advantages over biomarkers. CyPath® is cheaper to make, more stable, and simpler to use in the commercial laboratory environment.

Radiology: technology is not sensitive enough for early detection and there are limits to radiation exposure for monitoring and surveillance of cancer.

Genomics and proteomics are leading-edge science; however, we do not view these as technologies ready for commercialization.

CyPath® represents a complementary product to the array of diagnostic tools currently used in making a diagnosis in cancer while also being a stand-alone early stage diagnostic tool. Personalized Disease Management requires a tiered assay schema or algorithm; CyPath® is a front-end diagnostic and screening tool; an aid in determining whether or not more expensive and specialized tests is warranted. This product is highly valuable to physicians in terms of allowing physicians to optimize and expand their current medical practices.

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

In April, 2008, the U.S. Patent Office awarded patent number 7,384,764, a Divisional Patent to Biomoda researchers entitled “Method of Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine”.  We filed new patents related to the making of TCPP and the proprietary innovations based on flow cytometry and dark-field microscopy as platforms. We anticipate that our R & D efforts and collaborations will generate new patent applications within the next year.

U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®

Suppliers

We have identified several suppliers for all key components of our lung cancer diagnostic assay. Discussions continue with these suppliers.

Research and Development Activities

We are engaged in research activities related to defining and delineating the mechanism for TCPP’s affinity to bind with cancerous cells. We are also engaged in research activities related to collaborations with universities, scientists, research institutions, and medical facilities domestically and internationally for further research and for clinical trials.

Employees

As of December 31, 2008, we have seven full-time employees. We have also contracted with other outside sources for various projects on an on-going or as-needed basis.

John J. Cousins is our President, Treasurer, CFO, Controller and Director. John holds undergraduate degrees from Boston University and the Lowell Institute School at MIT and has an MBA from the Wharton School.  He began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment and the American Broadcasting Company television network. He was named vice president of Cimmaron Business Development Corporation, a southwest regional merchant and investment banking operation in 1990. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm. Since 1999 he has served as  vice president, financial officer, and treasurer of Advanced Optics Electronics, Inc., a developmental stage technology company with a primary focus on the development, production and sales of large-scale flat panel displays. Advanced Optics Electronics, Inc., is a publicly traded company on the OTC Pinksheets. Mr. Cousins has been President, Treasurer, Controller and a Director of Biomoda since 2002.

Constance Dorian is our VP of Technical Operations.  Ms. Dorian has earned a B.S. in Biology from San Diego State University.  She has experience in the design and development of diagnostic assays, clinical studies, quality control, quality assurance, product support programs, product improvement programs, cost reduction programs, contract negotiations, inventory control, and production planning following FDA Guidelines.

Verrity Gershin is our Corporate Secretary and Office Manager.  Ms. Gershin  graduated from the University of New Mexico with a B.U.S. degree in May, 2008.  With eleven years of experience in accounting, corporate filings and corporate administrative support, she worked with Biomoda for the last seven years helping the company successfully file for public status and maintaining compliance with the Securities and Exchange Commission.

Tim Zannes is our General Legal Counsel.  Mr. Zannes holds a law degree from the University of New Mexico and contributes seventeen years experience in the legal profession to his work with Biomoda.

Herbert L. Whitaker, Director. Dr. Whitaker has a Ph.D. from Virginia Polytechnic Institute; has worked for large corporations such as General Electric and Johnson & Johnson; and has been an independent consultant. He has thirty-five years experience, with twenty-five of those years in the medical products industry. He started as a chemical engineer and progressed to his role as business executive. He was President and CEO of Lovelace Scientific Resources, a site management organization for clinical trials in Albuquerque New Mexico. He has worked for several biotech startups.

Maria Zannes, Director. Ms. Zannes brings more than 25 years of experience in the environmental and energy industry—from federal lobbyist to a company president. Formerly the president of the national waste-to-energy trade group in Washington, D.C., Ms. Zannes currently consults for private clients in the medical and waste industry. She was a legislative aide and press secretary to Congressman Charles Wilson (Democrat-Texas) after leaving her home state of New Mexico where she began her career as a journalist. Ms. Zannes is licensed to practice law in Washington State and New Mexico. She is a research associate with Columbia University Earth Engineering Center.

David Lambros, Director. Mr. Lambros was the elected law director of Brook Park, Ohio, and presently serves the law director of the Village of Valley View and the Village of Kelleys Island, Ohio. As law director, he served as the chief legal counsel to cities negotiating with corporations and business, and is an expert in municipal law. Mr. Lambros has practiced law for more than 25 years and served on various boards, including Commerce Exchange Bank and Southwest General Hospital. He presently is a director on the Systems Board at Southwest General Hospital, a multi-million dollar company.

Lewis White, Director. Mr. White is a major shareholder of Biomoda, is director and CEO of New Energies Nebraska, LLC, a subsidiary of Standard Alcohol Company. He has also served as CEO of Los Hojas Corporation and owned a childcare business for 20 years, which he followed with an interest in business investment through real estate and a food services business catering to niche markets. Mr. White attended the University of Nebraska at Omaha where majored in Business Administration and worked for the State of Nebraska.

Gordon Bennett, Fluorescence Microscopist, Mr. Bennett has a B.S. in physics as well as a J.D. from UNM. His background is in photonics and electronics. He has been adjunct faculty at the College of Santa Fe and has held the Chair in Photonics and Biophotonics at CNM. He is currently a member of the Optical Society of America and the New Mexico State Bar.

Angela Montoya, Lab Technician, Ms. Montoya earned a B.S. in Biology and a B.A. in Spanish from the University of New Mexico. She is currently working towards an M.S. in Health Education. Her experiences lie in the coordination, conduction, and analysis of environmental and clinical research.

Contracts

We have contracted with New Mexico Institute of Mining and Technology (“New Mexico Tech”) to collaborate on clinical studies and the development of specialized image recognition technology as part of the company’s commercialization of its assay for the early detection of lung cancer.   New Mexico Tech, in Socorro, New Mexico, is a world leader in many areas of research, including biomedical, hydrology, astrophysics, atmospheric physics, geophysics, homeland security, information technology, geosciences, energetic materials engineering, and petroleum recovery. The university specializes in research, focusing on science, engineering and related fields.

Radiology Associates of Albuquerque is our site for our clinical Trial.  They are the provider of CT scans and reads.

We have contracted with Alquest, Inc. of Minneapolis, MN, to provide a range of clinical services including protocol design and study implementation for Biomoda’s clinical programs.  Alquest is a leading Clinical Research Organization (“CRO”) with a focus in oncology, dermatology, nephrology, and medical devices and offers a comprehensive understanding of efficiently managing clinical trials from Phase I-IV through to post-marketing studies, safety surveillance and patient registries.

We have contracted with Quintiles Consulting, Rockville, Md., for regulatory consulting and design of clinical studies of Biomoda’s proprietary test for detection of early lung.   Quintiles Consulting (www.quintiles.com) is the regulatory consulting unit of Quintiles Transnational Corp, a global corporation powering the next generation of healthcare by providing a broad range of professional services in product development, financial partnering and commercialization for the pharmaceutical, biotechnology and medical device industries

We have contracted with Manzano Strategies LLC, Albuquerque, N.M., a government consulting firm focused on building government partnerships with companies interested in defense appropriations and development of advanced technologies.  Manzano Strategies’ (www.manzanostrategies.com) partners David Montoya and Bruce Donisthorpe will spearhead efforts with the New Mexico legislature and federal government in promoting programs using Biomoda’s early lung cancer detection technology

We have contracted with Terry McDermott of McDermott Consulting, Albuquerque, N.M., to facilitate communication and lobbying efforts during the 2008 New Mexico Legislative session.  Mr. McDermott has more than 27 years of experience in communication including television and print media. He spent most of the last 10 years as communications manager with Intel Corporation with responsibility for internal and external communication. McDermott also served as Intel government relations manager where he lobbied the New Mexico State Legislature, the U.S Congressional Delegation as well as municipal and county governments.

We have contracted with Randy Saavedra, Albuquerque, N.M., to facilitate communication and lobbying efforts during the  2009 New Mexico Legislative session.

We have a collaborative agreement with Medical Acoustics, LLC, Buffalo, N.Y., to purchase its Lung Flute® as part of the collection protocol  in an upcoming clinical study. The Lung Flute® (www.medicalacoustics.com)  is a minimally invasive, flute-shaped device that uses low frequency sound waves to help patients with the natural mucus clearing system. When a patient exhales through the mouthpiece of the device, the exhalation generates specific sound waves that vibrate cilia and the airways, causing deep lung secretions to thin and be expelled by coughing. The FDA-cleared technology produces sputum samples without the need for saline induction.

We have expanded our contract with TriCore Reference Laboratories, Albuquerque, N.M. to conduct assay preparation, testing and analysis of Biomoda’s proprietary test for detection of early lung cancer as part of the company’s clinical programs.  TriCore (www.tricore.org) is a regional medical reference laboratory providing diagnostic testing for physicians, hospitals, and other healthcare providers. In addition to being a full-service reference laboratory offering more than 1,500 diagnostic tests, TriCore is a leader in research and clinical trials for universities, medical diagnostics companies and international biotech firms.

Biomoda signed a consulting agreement with Phil Zaluska, Meridian, Idaho, for his expertise as a strategic marketing consultant.

Biomoda signed a consulting agreement with Cyber Security Works of, Hyderabad, India, for  sample procurement and assay research and development.

Contract for Clinical Study

In the first quarter of 2008, the New Mexico Department of Veterans Services signed an agreement with the New Mexico Institute of Mining and Technology (“New Mexico Tech”) to administer $350,000 in funding appropriated by the 2007 New Mexico State Legislature for a prospective Clinical Study for the early detection of lung cancer of the state’s veterans.  Biomoda, Inc. and New Mexico Tech signed an agreement in the last quarter of 2007 to conduct this Clinical Study using Biomoda’s technology.

The 2008 Session of the New Mexico State legislature further appropriated for 2009 a total of $1.3 million towards continuation of this Clinical Study that will be administered through the New Mexico Department of Veterans Services and New Mexico Tech.  Biomoda’s technology is the focus of the study.

Biomoda’s team of experts is dedicated to the clinical study. The team includes representatives from TriCore Laboratories, Alquest, Radiology Associates, New Mexico Tech and Quintiles Consulting. The Department of Veterans’ Services and Black Veterans Association of New Mexico will assist with outreach and recruitment of veterans.

Biomoda received approval from an independent Institutional Review Board (“IRB”) on March 4, 2009 to begin Phase I clinical trials of its cytology-based screening technology for early detection of cancer.

IRB review protects research subjects by reviewing the study protocol to make sure it adheres to U.S. Food and Drug Administration (“FDA”) and U.S. Department of Health and Human Services regulations, that risks to participants are minimized and acceptable in light of the possible benefits, that the informed consent document is accurate, and that the research is conducted in an ethical manner.

Working closely with the New Mexico Department of Veterans Services and the New Mexico Institute of Mining and Technology, Biomoda has begun recruiting volunteers for the study from New Mexico’s veteran population. Volunteers must be “20 pack year” smokers, individuals who have smoked one pack a day for 20 years or two packs a day for 10 years.

The study will initially enroll approximately 200-300 participants who will provide a deep-lung sputum sample under the guidance of a respiratory therapist. Each volunteer will also undergo a computed tomography (“CT”) scan, currently the standard of care for early detection of lung cancer. Later this year, the study is expected to  expand to 2,500 volunteers subject to additional funding.

Dr. Thomas L. Bauer, thoracic surgeon and cancer researcher with the Christiana Care Health System in Delaware, is the national Principal Investigator (“PI”) overseeing the Biomoda study. Bauer has lead several lung and esophageal cancer studies and heads up Christiana’s participation in the International Early Lung Cancer Action Program (“I-ELCAP”). Bauer will work with Dr. Lara Patriquin, a diagnostic radiologist in Albuquerque, who has agreed to serve as the local PI for the study.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company’s headquarters are located at 609 Broadway NE, Albuquerque, New Mexico.  Its telephone number is (505) 821-0875 and its Fax number is (866) 519-6156.  The mailing address is P.O. Box 11342, Albuquerque, NM 87192.

ITEM 1A. RISK FACTORS

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

Costs in complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”), which regulates the quality and reliability of medical testing in the United States, adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, both in respect of time and costs, in the Company's research and development.

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company's strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the United States. The Company intends to market its products throughout the world. Numerous regulatory agencies regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. We have not applied for and do not now have the approval of any foreign country to sell its products for diagnostic or therapeutic use.

Our products are subject to FDA approval and to post-approval FDA reporting requirements.

ITEM 2. PROPERTIES

The Company’s Research and Development facilities are located in Albuquerque, New Mexico under a month-to-month lease at approximately $2,700 per month. R&D is housed in approximately 1,200 square feet that includes two state-of-the-art laboratories where primary research, assay validation and pre-clinical work is being conducted and an administrative office. For the expanded development phase no manufacturing facilities will be needed. For the production phase Biomoda plans to utilize contract manufacturers as appropriate.

ITEM 3. LEGAL PROCEEDINGS

On December 17, 2008 Judge Richard Knowles dismissed a claim against Biomoda for repayment of an alleged loan to Biomoda by Advanced Optics Electronics. Judge Knowles found that the Plaintiff, Leslie Robins had no standing to bring the action on behalf of Advanced Optics. A counterclaim for over $1 million in damages against Mr. Robins and Advanced Optics was also dismissed with the agreement of Biomoda. That claim still exists as part of a Federal Court Racketeer Influenced and Corrupt Organizations Act (“RICO”) action filed by Biomoda against Leslie Robins, Alvin Robins and their attorney, John Kearns. Kearns and Alvin Robins have defaulted and a default judgment has been rendered against them in the Federal Court action. A multi-million dollar list of damages has been filed by Biomoda against the defendants in default.

Counsel for Biomoda has discovered that no loan to Biomoda from Advanced Optics was ever consummated nor monies exchanged, and Counsel intends to use evidence in the RICO trial to prove that no loan existed and that, in fact, the loan was part of a broader scheme to defraud Biomoda allegedly perpetrated by the RICO defendants. Biomoda has written off the $1,030,748 debt with regard to the ADOT loan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s stock began trading on November 21, 2006 on the OTC Bulletin Board under the symbol "BMOD" and closed the year 2008 at $0.035 per share.

Holders of our Common Stock

As of March 15, 2008 the Company estimates that there were approximately 500 shareholders.

Dividends

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the near future.

Stock Option Grants

No stock options were granted in 2008.

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

Equity Compensation Plans

Currently there is no Equity Compensation Plan.

Item 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any revenues from operations and there is no assurance of any future revenues. As of December 31, 2008, Biomoda had accumulated deficit of $7,530,871 and a working capital deficit of $360,737. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had cash of $36,854.  No monies were raised in the first quarter of 2009.  We estimate that we will require $900,000 in the next twelve months to fund operations and are exploring various financing opportunities.

We have been awarded approximately $350,000 for the legislative period ending June 30, 2008 and $1.3 million in state funds for the legislative period ending June 30, 2009 to conduct lung cancer screening of Veterans in New Mexico.   To date, we have received $788,340 of these funds.  We are also pursuing several Small Business Innovation Research grant opportunities as well as congressionally directed medical research funds.

Overall, we had negative cash flows of $442,946  for the year ended December 31, 2008 resulting from $984,505 used in the Company’s operating activities, $61,426 used in the Company’s investing activities and $602,985 in cash provided by financing activities.

Cash Flows from Operating Activities - Net cash used in operating activities of $984,505 for the year ended December 31, 2008 was increased primarily due to $1,043,725 in non-cash gain on extinguishment of debt.

Cash Flows from Investing Activities - Net cash used in investing activities of $61,426 for the year ended December 31, 2008 was primarily due to payments for patents and trademarks.

Cash Flows from Financing Activities - Net cash provided by financing activities of $602,985 for the year ended December 31, 2008 was primarily due to the proceeds from the issuance of common stock.

Results of Continuing Operations

We have recorded no significant revenue from its inception through December 31, 2008.

Operating expenses decreased by $1,155,317 to $1,313,931 during the year ended December 31, 2008 compared to $2,469,248 for the year ended December 31, 2007. This decrease was primarily due to a $849,140 decrease in general and administrative expense and a $347,464 decrease in research and development costs.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, consulting services, travel and general corporate activities. The decrease in these costs resulted from a decrease in costs of $463,649 in consulting services, $280,632 in stock-based compensation to personnel, and $712,465 in investor relations. We expect general and administrative costs to increase in the future as our business matures and develops. Such costs were primarily funded through the issuance of our common stock to conserve our cash resources.

Research and development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research and development costs decreased to $91,308 in 2008 from $438,772 in 2007. Research and development expense decreased primarily because of less stock issued as compensation. Additionally during 2008 we received $677,169  for reimbursement of research and development costs related to a research study under the Department of Veterans Services as compared to $0received in 2007.  These amounts received reduced the amounts recorded as research and development expenses.  We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Professional fees increased from $56,782 in 2007 to $192,226 in 2008 due to higher legal expense for legal expense.

Other income (expense) consists of interest and other income and expense. Interest expense decreased to $45,375 in 2008 from $100,790 in 2007. The decrease in interest expense was primarily related to the debt extinguishment of the ADOT loan.

We had a net loss of $315,263 or $0.00 loss per share, and $2,307,051 or $0.14 loss per share, for the years ended December 31, 2008 and 2007, respectively, due to items discussed above.

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

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $91,000, $439,000 and $2,717,000 of research and development expenses for the years ended December 31, 2008, 2007 and for the period from Inception through December 31, 2008.

The accumulated costs associated with the research study are billed monthly to New Mexico Tech.  We record a receivable as an offset to research and development and a corresponding reduction in research and development costs in operations.  Total reduction of research and development costs at December 31, 2008 was $677,169.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biomoda, Inc.
(A Development Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Biomoda, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder's deficit and cash flows for the years ended December 31, 2008 and 2007 and the period from January 3, 1990 (inception) to December 31, 2008. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 include total revenues and net loss of $23 and $3,101,245, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2008, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the reports of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended and for the period from January 3, 1990 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company which has experienced significant losses since inception with no significant revenues. Also discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 31, 2009

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$36,854	$479,800
Grants receivable	184,124	-
Prepaid expenses	-	3,241

Total current assets	220,978	483,041

Grants receivable - unbilled	81,797	-
Property and equipment, net of accumulated depreciation	1,984	4,794
of $15,425 and $12,642
Patents and trademarks, net of accumulated amortization
of $268,387 and $232,556	114,576	102,546

Total assets	$419,335	$590,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$289,199	$248,251
Advances from stockholders	201,643	184,989
Short-term debt	90,873	111,635
Line of credit with an affiliated entity	-	1,070,529

Total current liabilities	581,715	1,615,404

LONG-TERM DEBT	162,110	-

Total liabilities	743,825	1,615,404

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 share authorized;
77,004,589 and 48,315,983 issued and outstanding	7,215,381	6,199,585

Treasury stock, at cost 60,000 shares	(9,000)	(9,000)

Deficit accumulated during development stage	(7,530,871)	(7,215,608)

Total stockholders' deficit	(324,490)	(1,025,023)

Total liabilities and stockholders' deficit	$419,335	$590,381

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2008

	Year Ended December 31,		January 3, 1990 (Inception) to
	2008	2007	December 31, 2008
Revenue	$-	$-	$(23)

Operating Expenses
General and administrative	978,192	1,827,332	4,352,727
Professional fees	192,226	56,782	1,000,502
Depreciation and amortization	52,205	146,362	300,018
Research and development, net of grants received	91,308	438,772	2,716,723

Total operating expenses	1,313,931	2,469,248	8,369,970

Loss from operations	(1,313,931)	(2,469,248)	(8,369,947)

Other Income (Expense)
Other income	118	33,919	34,037
Gain on extinguishment of debt	1,043,925	229,068	1,326,028
Interest income	-	-	3,870
Interest expense	(45,375)	(100,790)	(524,859)

Total other income (expense)	998,668	162,197	839,076

Loss Before Provision For Income Taxes	(315,263)	(2,307,051)	(7,530,871)

Provision for income taxes	-	-	-

Net Loss	$(315,263)	$(2,307,051)	$(7,530,871)

Basic and diluted loss per common share	$(0.00)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	72,607,361	16,337,993

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2008

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Inception	-	$-		$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433			18,433
Cumulative Net Loss for the period from January 3, 1990 (date of inception) to December 31,1996				(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433		(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-			-
Net loss				(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	18,433		(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	10,000			10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	20,190			20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	276,350			276,350
Issuance of Common Stock Options, April 15, 1998		23,650			23,650
Exercise of Common Stock Options, November 2, 1998	62,237	23,670			23,670
Net loss				(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	372,293		(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	87,300			87,300
Issuance of Common Stock, for the month of March, 1999	310,000	150,300			150,300
Issuance of Common Stock, May 29, 1999	51,546	25,000			25,000
Issuance of Common Stock, June 2, 1999	95,092	50,000			50,000
Issuance of Common Stock, September 30, 1999	51,546	25,000			25,000
Issuance of Common Stock, December 29, 1999	92,005	50,143			50,143
Net loss				(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	760,036		(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	80,770			80,770
Issuance of Common Stock, May 12, 2000	253,609	56,000			56,000
Exercise of Common Stock Options, June 8, 2000	62,497	30,312			30,312
Issuance of Common Stock, for the month of September, 2000	96,745	21,086			21,086
Exercise of Common Stock Options, November 3, 2000	66,000	7,491			7,491
Issuance of Common Stock for Services, December 8, 2000	40,000	19,400			19,400
Net loss				(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	975,095		(949,967)	25,128

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2008
(Continued)

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 25, 2001	5,000	2,425			2,425
Issuance of Common Stock, January 31, 2001	160,000	24,000			24,000
Issuance of Common Stock for Services, April 6, 2001	15,000	7,276			7,276
Issuance of Common Stock, for the month of April, 2001	120,000	58,200			58,200
Issuance of Common Stock, June 28, 2001	20,000	9,700			9,700
Issuance of Common Stock, for the month of August, 2001	110,000	53,500			53,500
Issuance of Common Stock, November 7, 2001	10,000	5,000			5,000
Net loss				(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196		(1,322,622)	(187,426)
Net loss				(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	1,135,196		(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	147,000			147,000
Net loss				(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	1,282,196		(1,717,544)	(435,348)
Issuance of Common Stock for Services, February 9, 2004	35,000	5,250			5,250
Exercise of Common stock Options, February 9, 2004	60,000	30,000			30,000
Issuance of Common Stock for Services, August 5, 2004	85,000	12,750			12,750
Exercise of Common stock Options, September 27, 2004	200,000	30,000			30,000
Net loss, December 31, 2004				(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	1,360,196		(2,476,489)	(1,116,293)
Issuance of Common Stock for Services, May 27, 2005	30,000	4,500			4,500
Issuance of Common Stock for Services, October 12, 2005	40,000	6,000			6,000
Net loss, December 31, 2005				(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	1,370,696		(3,101,245)	(1,730,549)
Issuance of Common Stock for Services, October 23, 2006	690,000	544,500			544,500
Issuance of Common Stock in exchange for Debt, October 23, 2006	1,176,471	1,000,000			1,000,000
Issuance of Common Stock for Services, November 30, 2006	7,500	28,125			28,125
Issuance of Common Stock for Services, December 15, 2006	10,000	29,000			29,000
Issuance of Common Stock for Services, December 26, 2006	15,000	44,850			44,850
Acquisition of Treasury Stock, June 30, 2006			(9,000)		(9,000)
Stock-Based Compensation		35,042			35,042
Net loss, December 31, 2006				(1,807,312)	(1,807,312)
Balance, December 31, 2006	9,086,253	3,052,213	(9,000)	(4,908,557)	(1,865,344)

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2008
(Continued)

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2007	131,000.0	259,500	-		259,500
Issuance of Common Stock, January 2007	30,000.0	30,000	-		30,000
Issuance of Common Stock for Services, February 2007	150,000.0	157,500	-		157,500
Issuance of Common Stock for Services, March 2007	445,000.0	375,500	-		375,500
Issuance of Common Stock in exchange for Debt, March 2007	86,786.0	73,768	-		73,768
Exercise of Options, March 2007	2,000.0	1,000	-		1,000
Issuance of Common Stock for Services, April 2007	724,062.0	455,559	-		455,559
Issuance of Common Stock in exchange for Debt, April 2007	500,000.0	315,000	-		315,000
Issuance of Common Stock for Services, June 2007	920,000.0	154,600	-		154,600
Issuance of Common Stock, June 2007	343,000.0	41,667	-		41,667
Issuance of Common Stock for Services, July 2007	141,000.0	15,700	-		15,700
Issuance of Common Stock, July 2007	1,466,635.0	84,985	-		84,985
Issuance of Common Stock, August 2007	1,636,166.0	53,943	-		53,943
Issuance of Common Stock for Services, September 2007	160,000.0	12,800	-		12,800
Issuance of Common Stock, September 2007	2,416,248.0	54,819	-		54,819
Issuance of Common Stock, October 2007	1,557,730.0	36,457	-		36,457
Issuance of Common Stock in exchange for Debt, October 2007	165,000.0	16,500	-		16,500
Issuance of Common Stock for Services, November 2007	770,000.0	100,100	-		100,100
Issuance of Common Stock, November 2007	16,190,967.0	445,674	-		445,674
Issuance of Common Stock for Services, December 2007	90,140.0	21,634	-		21,634
Issuance of Common Stock, December 2007	11,303,996.0	385,250	-		385,250
Stock-Based Compensation		55,416	-		55,416
Net loss, December 31, 2007				(2,307,051)	(2,307,051)
Balance, December 31, 2007	48,315,983	$6,199,585	$(9,000)	$(7,215,608)	$(1,025,023)

Issuance of Common Stock, January 2008	3,887,100	155,077	-		155,077
Issuance of Common Stock for Services, February 2008	11,128,967	312,244			312,244
Issuance of Common Stock for Services, February 2008	1,500,000	180,000	-		180,000
Issuance of Common Stock for Services, March 2008	1,725,860	86,293	-		86,293
Issuance of Common Stock, March 2008	8,410,112	209,897	-		209,897
Issuance of Common Stock, April 2008	1,328,142	33,268			33,268
Issuance of Common Stock for Services, April 2008	25,000	1,250	-		1,250
Issuance of Common Stock for Services, June 2008	237,237	17,779	-		17,779
Issuance of Common Stock for Services, July 2008	244,000	12,200	-		12,200
Issuance of Common Stock for Services, September 2008	125,000	5,000	-		5,000
Issuance of Common Stock for Services, October 2008	47,188	1,888	-		1,888
Issuance of Common Stock for Services, December 2008	30,000	900	-		900
Net loss, December 31, 2008				(315,263)	(315,263)
Balance, December 31, 2008	77,004,589	$7,215,381	$(9,000)	$(7,530,871)	$(324,490)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2008

	Year ended		January 3, 1990
	December 31,		(inception) to
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(315,263)	$(2,307,051)	$(7,530,871)
Adjustments to reconcile net earnings to net
cash used in operating activities
Stock based compensation	305,490	1,625,123	2,873,876
Depreciation and amortization	52,205	146,362	300,018
Interest converted to note payable	-	-	-
Write off of license fee	-	1,250	1,250
Loss on sale of assets	-	-	358
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	(1,043,725)	(229,068)	(1,283,964)
Changes in operating assets and liabilities
Accounts receivable	(41,001)	-	(48,621)
Other assets	3,241	-	7,620
Accounts payable and accrued liabilities	54,548	126,519	883,139

Net cash used in operating activities	(984,505)	(636,865)	(4,793,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,392)	(25,571)
Sales of property and equipment	-	-	1,139
Purchases of patents, trademarks and licenses	(61,426)	(29,243)	(413,526)
Organizational costs	-	-	(560)

Net cash used in investing activities	(61,426)	(30,635)	(438,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	710,306	1,103,481	2,897,883
Proceeds from line-of-credit from affiliated entity	28,703	270,655	2,680,882
Proceeds from stockholders' advances	16,654	20,147	162,233
Repayments of line-of-credit from affiliated entity	(69,107)	(209,099)	(341,107)
Repayments of short-term debt	(71,692)	(38,000)	(109,692)
Repayments of long-term debt	(11,879)	-	(11,879)
Acquisition of treasury stock	-	-	(9,000)

Net cash provided by financing activities	602,985	1,147,184	5,269,320

NET (DECREASE) INCREASE IN CASH	(442,946)	479,684	36,854

Cash at beginning of period	479,800	116	-

Cash at end of period	$36,854	$479,800	$36,854

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$149,635	$479,484
Interest converted to note payable	$-	$100,790	$159,462
Common stock issued to extinguish related party debt	$-	$418,768	$1,418,768

The accompanying notes are an integral part of these consolidated financial statements.

 BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Biomoda's primary focus is on early cancer detection technology. Biomoda's unique cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (“TCPP”), was developed at St. Mary's hospital in Colorado and Los Alamos National Laboratories. Biomoda obtained a worldwide exclusive license to the TCPP technology from the University of California in late 1995, and began new research broadening the scope of the original patent and technology. In November 2000, Biomoda filed a new U.S. provisional patent application defining the ability of Biomoda's version of the TCPP to detect pre-cancerous and cancerous conditions in all human tissue. Biomoda began the commercialization process by trademarking the technology as CyPath®. Management expects to continue assay valuation work and register its product with the FDA in 2008.

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

DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990 and has not generated any significant revenues from operations and there is no assurance of any future revenues. As of December 31, 2008, Biomoda had an accumulated deficit of $7,530,871 and a working capital deficit of $360,737. Biomoda requires substantial additional funds to pursue its business plan and sustain its operations for the next twelve months.

Biomoda has raised approximately $1,920,000 funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products through the sale of Biomoda's common stock offered in its Regulation S offering. There is no assurance that Biomoda will be able to obtain sufficient additional funds if needed, or that such funds, if available, will be obtainable on terms satisfactory to Biomoda. The consolidated financial statements do not include any adjustments that might be necessary should Biomoda be unable to continue as a going concern.

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
December 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RISKS AND CONTINGENCIES

Biomoda has a limited operating history. Biomoda has not yet generated significant revenue from its business operations. As a new operating entity in its current form, Biomoda faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; manage operations; competition; attract, retain and motivate qualified personnel; maintain and develop new strategic relationships; and the ability to anticipate and adapt to the changing bio-technology market and any changes in government regulations. Biomoda has no experience in obtaining regulatory clearance of these types of products. Therefore, Biomoda may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

CONCENTRATIONS

The financial instruments that potentially expose Biomoda to a concentration of credit risk consist principally of cash. Biomoda places its cash with high credit quality institutions. From time to time, Biomoda maintains cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") limit of $250,000.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of Biomoda's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of December 31, 2008, due to their short-term nature.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

LONG-LIVED ASSETS

Long-lived assets, including intangible assets such as patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

PATENTS

Costs incurred in connection with securing a patent, as well as attorneys fees, have been capitalized and amortized over seventeen years using the straight line-method. See Note 3 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Biomoda incurred approximately $91,000, $439,000 and $2,717,000 of research and development expenses for the years ended December 31, 2008 and 2007 and for the period from Inception through December 31, 2008.

The accumulated costs associated with the research study are billed monthly to New Mexico Tech.  Biomoda records a receivable and a corresponding reduction in research and development costs in operations.  Total reduction of research and development costs for the year ended December 31, 2008 was $677,169.

Unbilled grants receivable represent costs incurred for property and equipment that has been leased for the research and development performed for New Mexico Tech.  These costs will be billed monthly as the payments for the leases are paid.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

STOCK-BASED COMPENSATION

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values on the grant date.

BASIC AND DILUTED LOSS PER COMMON SHARE

Biomoda computes loss per common share using SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares as of December 31, 2008 or 2007. Because Biomoda has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

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

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Biomoda adopted FASB No. 157 effective January 1, 2008.  The impact of the adoption of FASB No. 157 did not have a material effect on Biomoda’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. Biomoda adopted FASB No. 159 effective January 1, 2008.  The impact of the adoption of FASB No. 159 did not have a material effect on Biomoda’s financial position, results of operations, or cash flows.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on Biomoda's present or future consolidated financial statements.

3. PATENTS

Biomoda has entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement continues as long as any licensed patents remain in force. Biomoda has not incurred any royalty expense during the period from January 3, 1990 (inception) to December 31, 2008.

Biomoda also pays an annual fee in the amount of $15,000 to renew such license agreements.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Trade accounts payable	$218,150	$163,298
Accrued expense	67,445	70,804
Accrued taxes payable	3,604	14,149
Total	$289,199	$248,251

5. RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, Biomoda had advances and accrued interest of $201,643 and $184,989, respectively,  payable to two of its stockholders. Such advances bore interest at 10% per annum and are due on demand. Interest expense related to such advances for the years ended December 31, 2008 and 2007 and for the period from inception through December 31, 2008 were approximately $19,000, $20,000 and $186,000, respectively.

6. LONG TERM DEBT

We have entered into two- sixty month leases with Beckman Coulter for two flow cytometers related to the Department of Veterans Services study.  The total monthly payments  for both leases is $3,621.  The total of all lease payments are classified as long-term debt. Biomoda invoices New Mexico Tech for the monthly lease payments made. As of December 31, 2008, Biomoda had billed New Mexico Tech $84,660 related the lease equipment.

7. LINE OF CREDIT FROM AN AFFILIATED ENTITY

Biomoda had formerly entered into a line of credit agreement with Advanced Optics Electronics, Inc. (“Advanced Optics”), and as of December 31, 2007, Biomoda had a balance of approximately $814,000 on this line of credit and accrued interest of about $257,000.   Biomoda issued 1,176,471 shares to ADOT to pay off debt.  These shares were erroneously and possibly fraudulently valued at $1,000,000.  When the error was discovered, it was determined that these shares should have been valued at $3,529,000.

In 2008, Biomoda disputed the amount due on the line of credit from Advance Optics as Biomoda believed certain claims for expense payments made by Advanced Optics had been made in error.  In December 2008, Biomoda received a default judgment in  Biomoda’s favor.

As a result of the default judgment, Biomoda discovered that no loan to Biomoda from Advanced Optics was ever consummated nor monies exchanged. Upon agreement with Advanced Optics, Biomoda has written off the $1,030,748 debt with regard to the loan from Advanced Optics and recorded the amount as extinguishment of debt in 2008.

8.  EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, Biomoda authorized the issuance of 4,000,000 shares of preferred stock. Biomoda designated 2,000,000 shares as the Series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of Biomoda. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2008, Biomoda has not issued any preferred shares.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

8. EQUITY TRANSACTIONS (continued)

COMMON STOCK

During the three months ended December 30, 2008, Biomoda issued 77,188 common shares for services valued at $2,788.

During the three months ended September 30, 2008, Biomoda issued 125,000 common shares for services valued at $5,000.  We also issued 244,000 common shares to replace shares lost in shipping related to the Regulation S offering and recognized $12,200 as expense as the initial shares were not cancelled due to the cost of cancelling the shares.

During the three months ended June 30, 2008, Biomoda issued 262,237 common shares for services valued at $19,029.  We also sold 1,328,142 common shares for $123,956, incurring $90,688 in costs related to the Regulation S offering. We concluded our Regulation S offering on May 9, 2008.

During the three months ended March 31, 2008, Biomoda issued 3,225,860 common shares for services valued at $266,293.  We also sold 23,426,179 common shares for $2,535,255, incurring $1,858,037 in costs related to the Regulation S offering.

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

OPTIONS

No options were granted in 2007 or 2008.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

8. EQUITY TRANSACTIONS (continued)

A summary of changes in outstanding options is as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2006	1,615,000	0.45
Exercised	(2,000)	0.50
Cancelled/Forfeited	(20,976)	0.90
Options outstanding and exercisable at December 31, 2007	1,592,024	0.44

Options outstanding and exercisable at December 31, 2008	1,592,024	$0.44

The number of outstanding and exercisable options as of December 31, 2008 is provided below:

Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
$1,030,000	$0.15	1.21
$248,000	$0.50	1.35
$200,000	$0.85	2.80
$39,024	$0.90	7.67
$75,000	$2.99	6.92
$1,592,024

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

9. INCOME TAXES

For the years ended December 31, 2008 and 2007, and the period from Inception through December 31, 2008, Biomoda had no significant current or deferred net income tax expense. Biomoda has recorded a 100% valuation allowance on all deferred tax assets.

The net deferred income tax asset (liability) consists of the following at December 31, 2008 and 2007:

	2008	2007
Net Operating Losses	$2,168,000	$2,152,000
Deferred income tax liabilities	–	–
Subtotal	2,168,000	2,152,000
Valuation allowance	(2,168,000)	(2,152,000)

Net	$–	$–

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of December 31, 2008 will likely not be recognized. Consequently, Biomoda has established a valuation allowance against the entire deferred tax asset.

As of December 31, 2008, Biomoda had various federal and state net operating loss carry forward of approximately $6,165,800 that have initial carry forward periods between five and twenty years.

The utilization of some or all of Biomoda's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision (benefit) for income taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
U.S. Federal statutory tax at 35%	$(5,500)	$(807,468)
State taxes, net of federal benefit	–	(115,353)
Permanent differences – primarily stock-based compensation	3,090	568,793
Valuation allowance	2,410	354,028
Provision (benefit) for income taxes	$–	$–

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

10. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2008 and 2007:

	2008	2007
Numerator for basic and diluted loss per common share: Net loss charged to common stockholders	$(315,261)	$(2,307,051)

Denominator for basic and diluted loss per common share: Weighted average number of shares	72,607,361	16,337,993

Basic and diluted loss per common share	$(0.00)	$(0.14)

Biomoda reported a net loss for the years ended December 31, 2008 and 2007. As a result, shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such stock options would be anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On November 10, 2003, Biomoda entered into a one-year lease agreement, with one year renewal options, to lease a laboratory facility comprised of two labs and four offices. A one year renewal was executed in November, 2006. The monthly rental payment is approximately $3,368. This lease agreement was modified on October 29, 2007 to include approx. 1000 square feet which includes two labs and one office for approximately $1,650 per month.  That lease ended December 15, 2008.

On December 15, 2008, Biomoda entered into a month to month agreement with WESST Enterprise Center for approximately 1,200 square feet of lab and office space at $2,747 per month.

Total rent expense for the years ended December 31, 2008 and 2007 and for the period from inception through December 31, 2008 was approximately $20,000, $43,000 and $233,000 respectively.

LEGAL MATTERS

On December 17, 2008 Judge Richard Knowles dismissed a claim against Biomoda for repayment of an alleged loan to Biomoda by Advanced Optics. Judge Knowles found that the Plaintiff, Leslie Robins, had no standing to bring the action on behalf of Advanced Optics. A counterclaim for over $1 million in damages against Mr. Robins and Advanced Optics was also dismissed with the agreement of Biomoda. That claim still exists as part of a Federal Court Racketeer Influenced and Corrupt Organizations Act (“RICO”) action filed by Biomoda against Leslie Robins, Alvin Robins and their attorney, John Kearns. Kearns and Alvin Robins have defaulted and a default judgment , a binding judgment in favor of Biomoda,  has been rendered against them in the Federal Court action. This allow Biomoda to file a multi-million dollar list of damages against the defendants in default.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

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

During the two fiscal years ended December 31, 2006 and 2005, and through January 18, 2008, there were no disagreements between the Company and Malone on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for such years.

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

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of December 31, 2008 such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information, as of December 31, 2007, concerning the Company’s directors and executive officers:

Name	Age	Position	Since
John J. Cousins	52	President, Treasurer, Director, Chief Financial Officer and Controller	April 2002
Herbert L. Whitaker, Jr Maria Zannes David Lambros Lewis White. Constance Dorian	66 53 54 55 52	Director Director Director Director VP of Technical Operations	December 2003 May, 2008 May, 2008 May, 2008 January 1, 2009
Verrity Gershin	53	Corporate Secretary	August 2007

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

John J. Cousins, President, Director and Controller. Mr. Cousins began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment, and the American Broadcasting Company television network. He was named vice president of Cimmaron Business Development Corporation, a southwest regional merchant and investment banking operation in 1990. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm. Since 1999, he has been served as vice president, financial officer, and treasurer of Advanced Optics Electronics, Inc., a developmental stage technology company with a primary focus on the development, production and sales of large-scale flat panel displays. Advanced Optics Electronics, Inc.,  is a publicly traded company on the  OTC Bulletin Board. He Mr. Cousins has been President, Treasurer, Controller, and a Director of Biomoda since 2002.

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

Maria Zannes, Director. Ms. Zannes brings more than 25 years of experience in the environmental and energy industry—from federal lobbyist to a company president. Formerly the president of the national waste-to-energy trade group in Washington, D.C., Ms. Zannes currently consults for private clients in the medical and waste industry. She was a legislative aide and press secretary to Congressman Charles Wilson (D-Texas) after leaving her home state of New Mexico where she began her career as a journalist. Ms. Zannes is licensed to practice law in Washington State and New Mexico. She is a research associate with Columbia University Earth Engineering Center.

David Lambros, Director. Mr. Lambros was the elected law director of Brook Park, Ohio, and presently serves the law director of the Village of Valley View and the Village of Kelleys Island, Ohio. As law director, he served as the chief legal counsel to cities negotiating with corporations and business, and is an expert in municipal law. Mr. Lambros has practiced law for more than 25 years and served on various boards, including Commerce Exchange Bank and Southwest General Hospital. He presently is a director on the Systems Board at Southwest General Hospital, a multi-million dollar company.

Lewis White, Director. Mr. White is a major shareholder of Biomoda, is director and CEO of New Energies Nebraska, LLC, a subsidiary of Standard Alcohol Company. He has also served as CEO of Los Hojas Corporation and owned a childcare business for 20 years, which he followed with an interest in business investment through real estate and a food services business catering to niche markets. Mr. White attended the University of Nebraska at Omaha where majored in Business Administration and worked for the State of Nebraska.

Constance Dorian, VP of Technical Operations. Ms. Dorian earned a B.S. in Biology from San Diego State University. She has experience in the design and development of diagnostic assays, clinical studies, quality control, quality assurance, product support programs, product improvement programs, cost reduction programs, contract negotiations, inventory control, and production planning following FDA Guidelines.

Verrity Gershin, Corporate Secretary. Ms. Gershin graduated from the University of New Mexico with a B.U.S. degree in May, 2008.  With 12 years of experience in accounting, corporate filings, and corporate administrative support, she has worked with Biomoda for the last seven years, helping the company file for public status and maintaining compliance with the Securities and Exchange Commission.

Family Relationships

Maria Zannes and David Lambros are cousins.  Aside from that, there are no family relationships that exist among the directors, officers, or other persons nominated to become such.

Term of Officers

All executive officers are appointed by the board and hold office until the board appoints their successors.

Code of Ethics

For the year ended December 31, 2007, the Company did not have formal written values and ethical standards. However, the Company management actively communicates values and ethical standards during company-wide meetings. Such standards will be outlined in the human resource manual which will be completed before the end of 2009.

Audit Committee

Currently the Board of Directors acts as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2008, the Company complied with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders.

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

Update on Legal Proceedings

On December 17, 2008 Judge Richard Knowles dismissed a claim against Biomoda for repayment of an alleged loan to Biomoda by Advanced Optics Electronics. Judge Knowles found that the Plaintiff, Leslie Robins had no standing to bring the action on behalf of Advanced Optics. A counterclaim for over $1 million in damages against Mr. Robins and Advanced Optics was also dismissed with the agreement of Biomoda. That claim still exists as part of a Federal Court RICO action filed by Biomoda against Leslie Robins, Alvin Robins and their attorney, John Kearns. Kearns and Alvin Robins have defaulted and a default judgment has been rendered against them in the Federal Court action. A multi-million dollar list of damages has been filed by Biomoda against the defendants in default.

Counsel for Biomoda has discovered that no loan to Biomoda from Advanced Optics was ever consummated nor monies exchanged, and Counsel intends to use evidence in the RICO trial to prove that no loan existed and that, in fact, the loan was part of a broader scheme to defraud Biomoda allegedly perpetrated by the RICO defendants. Biomoda has written off the $1,030,748 debt with regard to the ADOT loan.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation earned for services rendered in all capacities by the Company’s executive officers for 2008 and 2007:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
John Cousins, President, Director
	2008	$149,628	$8,550					$158,178
	2007	$74,448	$9,803					$84,251
Leslie S. Robins, Former VP & Former Director
	2008	-						-
	2007	-	$159,360					$159,360
Herbert L. Whitaker, Director
	2008	$51,260	$50					$51,310
	2007	$62,344	$4,063					$66,407
Verrity Gershin, Corporate Secretary
	2008	$65,215	$1,500					$66,715
	2007	$29,087	$3,552					$32,639

Leslie Robins was dismissed as an officer and director in August, 2007.

Herbert Whitaker has a consulting agreement with Biomoda, executed in August 2007.  Mr. Whitaker resigned as Vice President in 2007, but remains as a director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2008

No options were awarded in 2008

LONG-TERM COMPENSATION PLANS

As of December 31, 2008, there are no long-term incentive or retirement plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of Class	Name and Address	Nature of Beneficial Ownership	Amount of Beneficial Ownership	Percent of class
Common Stock (no par value)	John Cousins (Director/ Exec Officer) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	2,800,000	3.63%

Common Stock (no par value)	Verrity Gershin (Corporate Secretary) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	532,200.69%

Common Stock (no par value)	Herbert Whitaker P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	135,000.18%

Common Stock (no par value)	Lewis White P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	1,071,000	1.39%

Common Stock (no par value)	Constance Dorian (VP Technical Operations) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	400,000.52%

Common Stock (no par value)	Maria Zannes (Director) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	608,000.79%

Common Stock (no par value)	David Lambros (Director) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	225,000.29%

Common Stock (no par value)	All Directors and Officers as a group	Direct	5,771,200	7.49%

There are no agreements, contracts or arrangements that the Company is part of or knows about that would result in a change of control of the Company.

STOCK OPTIONS

Date	Name	Options Outstanding	Percent of Options Outstanding	Price	Expiration
1/15/99	Dr. Jeff Garwin	50,000	3.15%	$0.50	5/31/09
12/1/03	Herbert Whitaker	75,000	4.72%	$2.99	12/1/13
3/17/00	Ari Ma’ayan	180,000	11.33%	$0.15	3/22/10
3/17/00	Dr. Jeff Garwin	850,000	53.50%	$0.15	3/16/10
9/1/05	Stuart Ferguson	33,768	2.13%	$0.90	9/1/15
10/3/05	Judith Thompson	200,000	12.59%	$0.50	4/30/09
10/18/06	Leslie Robins	200,000	12.59%	$0.85	10/18/10
		1,588,768	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2008, the Company had advances of approximately $200,000 payable to two of its stockholders. Such advances bore interest at 10% per annum and are due on demand. Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2009. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2008 and 2007 and for the period from Inception through December 31, 2008 was approximately $20,000, $20,000 and $167,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by GBH CPAs, PC for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 were approximately $14,000 and $14,000, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Our accountants did not bill any fees for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2008 and 2007 were $8,000 and $0 respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMODA, INC. and Subsidiary

Dated: March 31, 2009	By:	/s/ John J. Cousins
John J. Cousins
President (Principal Executive and Accounting Officer)

/s/ Herbert Whitaker
Herbert Whitaker
Director