Form 10-Q
period 2009-03-31
BIOMODA INC/NM
filed 2009-05-14
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ❒ No ☒

The number of issuer’s shares of Common Stock outstanding as of May 14, 2009 was 77,034,589.

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$110,307	$36,854
Grants receivable	96,672	184,124
Other current assets	9,573	-

Total current assets	216,552	220,978

Grants receivable - unbilled	-	81,797
Property and equipment, net of accumulated depreciation	1,417	1,984
of $16,019 and $15,452
Patents and trademarks, net of accumulated amortization
of $297,497 and $281,952	102,338	114,576
Other assets	33,504	-

Total assets	$353,811	$419,335
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$333,370	$289,199
Advances from stockholders	205,018	201,643
Short-term debt	90,873	90,873

Total current liabilities	629,261	581,715

LONG-TERM DEBT	145,834	162,110

Total liabilities	775,095	743,825

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 share authorized;
77,034,589 and 77,004,589 issued; 76,974,589 and 76,944,589
outstanding	7,216,581	7,215,381

Treasury stock, at cost 60,000 shares	(9,000)	(9,000)

Deficit accumulated during development stage	(7,628,865)	(7,530,871)

Total stockholders' deficit	(421,284)	(324,490)

Total liabilities and stockholders' deficit	$353,811	$419,335

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31		January 3, 1990 (Inception) to
	2009	2008	March 31, 2009
Revenue	$-	$-	$23

Operating Expenses
General and administrative	42,612	89,063	4,395,339
Professional fees	40,928	395,477	1,041,430
Depreciation and amortization	16,114	153,255	316,132
Research and development, net of grants received	(5,059)	13,118	2,711,664

Total operating expenses	94,595	650,913	8,464,565

Loss from operations	(94,595)	(650,913)	(8,464,542)

Other Income (Expense)
Other income	-	-	34,037
Gain on extinguishment of debt	-	-	1,326,028
Interest income	-	-	3,870
Interest expense	(3,399)	(14,452)	(528,258)

Total other income (expense)	(3,399)	(14,452)	835,677

Loss Before Provision For Income Taxes	(97,994)	(665,365)	(7,628,865)

Provision for income taxes	-	-	-

Net Loss	$(97,994)	$(665,365)	$(7,628,865)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	77,008,922	59,518,759

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months		January 3, 1990
	ended March 31,		(inception) to
	2009	2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,994)	$(665,365)	$(7,628,865)
Adjustments to reconcile net earnings to net
cash used in operating activities
Stock based compensation	1,200	266,293	2,875,076
Depreciation and amortization	16,114	13,118	316,130
Interest converted to note payable	-	-	-
Write off of license fee	-	-	1,250
Loss on sale of assets	-	-	358
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Changes in operating assets and liabilities
Accounts receivable	126,170	-	77,551
Other assets	-	(1,633)	7,620
Accounts payable and accrued liabilities	33,272	(27,174)	916,411

Net cash provided by (used in) operating activities	78,762	(414,761)	(4,715,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(15,000)	(25,571)
Sales of property and equipment	-	-	1,139
Purchases of patents, trademarks and licenses	(3,307)	(13,222)	(416,833)
Organizational costs	-	-	(560)

Net cash used in investing activities	(3,307)	(28,222)	(441,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net	-	677,218	2,897,883
Proceeds from line-of-credit from affiliated entity	-	9,828	2,680,882
Proceeds from stockholders' advances	3,375	4,624	165,608
Repayments of line-of-credit from affiliated entity	-	(27,579)	(341,107)
Repayments of short-term debt	-	(30,000)	(109,692)
Repayments of long-term debt	(5,377)	-	(17,256)
Acquisition of treasury stock	-	-	(9,000)

Net cash provided by financing activities	(2,002)	634,091	5,267,318

NET (DECREASE) INCREASE IN CASH	73,453	191,108	110,307

Cash at beginning of year	36,854	479,800	-

Cash at end of year	$110,307	$670,908	$110,307

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768

The accompanying notes are an integral part of these consolidated financial statements.

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2008 Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported on Form 10-K have been omitted.

2.  DEVELOPMENT STAGE

We have been in the development stage since we began operations on January 3, 1990. We have a continuing government contract for fiscal year ended June 30, 2009 of $1.3 million of which approximately  $940,000 has been already reimbursed leaving approximately $360,000 until the end of June, 2009.Beginning July 1, 2009, we have been approved for approximately $600,000 in reimbursement of research and development costs and associated overhead expenses for the year ending June 30, 2010.  As of March 31, 2009, we had an accumulated deficit of $7,628,865 and a working capital deficit of $412,709.

In addition, we have historically not generated any cash from operations.  These factors create a substantial doubt as to our ability to continue as a going concern.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

3.  COMMON STOCK

During the three months ended March 31, 2009, we issued 30,000 common shares for services valued at $1,200.

During the three months ended March 31, 2008, we issued 3,225,860 common shares for services valued at $266,293.  We also sold 23,426,179 common shares for $2,535,255, incurring $1,858,037 in costs related to the Regulation S offering.

4.  REIMBURSEMENT OF R&D EXPENSES

During the quarter ended March 31, 2009, we received a reimbursement of allowable research and development expenses through a clinical program funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican Veterans for lung cancer.  For the three months ended March 31, 2009, we recorded $246,084 as a reduction of operating expenses related to this clinical study program.

 5. SUBSEQUENT EVENTS

On April 22, 2009, Biomoda, Advanced Optics Electronics, Inc. (“ADOT”), and Leslie S. Robins (“Robins”) entered into a Settlement Agreement and Release (“Settlement”) to resolve all claims in the pending federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits.  As described below, the Settlement effectively separates Biomoda from ADOT and Robins and cedes control of ADOT to Robins.

Pursuant to the Settlement, in addition to executing a release in favor of Biomoda, Robins took the following action:

(a) paid $10,000 to Biomoda and delivered to Biomoda all Biomoda documents within his possession or control;

(b) resigned from any position he may claim to hold or claim he should hold as an officer or director of Biomoda;

(c) transferred all shares of Biomoda stock currently held by Robins or by any family member or other person, corporation or entity in which he has any control, which consisted of 747,000 shares; and

(d) agreed to not ever acquire any Biomoda shares in the future.

In addition, on April 22, 2009, our President and current board member, John J. Cousins, resigned as a director and officer of ADOT, and Robins was appointed Chairman, Chief Executive Officer and President of ADOT.  Pursuant to the Settlement, ADOT also transferred 1,231,575 Biomoda shares to the Company and released Biomoda from all ADOT claims, including claims related to an alleged promissory note dated May 1, 2002 in the amount of $1,030,748, which was disputed and previously written off by Biomoda as of the year ended December 31, 2008.

The pending federal lawsuit against Robins will be dismissed with prejudice.

The two remaining Defendants in the Federal RICO lawsuit are Alvin Robins (brother of Leslie Robins) and John Kearns (attorney for Leslie Robins). A default judgment has been rendered by the Court against Alvin Robins and John Kearns on all counts alleged and in favor of Biomoda and ADOT. The damages portion of the judgment will be heard at the Court's convenience. Both ADOT and Biomoda have alleged in court documents damages in the tens of millions of dollars. The remaining two defendants have yet to file a responsive pleading before the Court. Biomoda intends to aggressively pursue collection of damages against the remaining defendants.

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

PLAN OF OPERATION

Our plan of operation for the next eighteen months is to complete our Phase I/II/ and III Clinical Trials for our lung cancer assay.  We are currently conducting a program to screen veterans for lung cancer in New Mexico.  This program is being partially funded by the state of New Mexico Department of Veteran Services.

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

We have a continuing government contract for fiscal year ended June 30, 2009 of $1.3 million of which approximately $940,000 has been already reimbursed leaving approximately $360,000 until the end of June, 2009.Beginning July 1, 2009, we have been approved for approximately $600,000 in reimbursement of research and development costs and associated overhead expenses for the year ending June 30, 2010.

Management plans to implement an “Investigational Use Only” (“IUO”) program to allow interested parties to be screened for lung cancer and for the company to recoup product development costs.

Our research and development laboratories are located at 609 Broadway NE in Albuquerque, New Mexico.

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

In April, 2008, the U.S. Patent Office awarded a Divisional Patent to Biomoda researchers entitled “Method of Prognosing Response to Cancer Therapy with 5, 10, 15, 20 - Tetrakis (Carboxyphenyl) Porphine”.  We are planning to file new patents next quarter related to the making of TCPP and the proprietary innovations based on flow cytometry and dark-field microscopy as platforms.

U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®.

CLINICAL STUDY UPDATE

As of May 14, we have recruited 230 out of approximately 350 Veterans needed for our Phase II study and we have screened 52 so far.  Preliminary results will be available as soon as 100 participants have been screened and the results recorded. We anticipate this Phase II study to complete by September 30, 2009.

Response to this program has been very positive.  Interested veterans living in New Mexico may sign up online at our website, www.biomoda.com by clicking “sign up for the study’ at the bottom of the Home page.

RESULTS OF OPERATIONS

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended March 31, 2009 and 2008

REVENUE.  As of March 31, 2009, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs decreased to $5,059 in income in the three months ended March 31, 2009 from $153,255 in the three months ended March 31, 2008. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarter ended March 31, 2009, we received a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican Veterans for lung cancer.  For the three months ended March 31, 2009, we recorded $246,084 as a reduction of research and development expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $83,540 in the three months ended March 31, 2009 from $484,540 in the three months ended March 31, 2008.  The decrease was primarily related to the company reducing overhead costs in 2009.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods consists of interest expense, which decreased to $3,399 in the three months ended March 31, 2009 from $14,452 in the three months ended March 31, 2008 due to extinguishment in related party debt as of 12/31/08.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  In the next 18 months, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues which will be subject to clinical trials and FDA approval.

Product development expenditures, including personnel expense, and general and administrative expense was $78,481 for the three months ended March 31, 2009.  Funds for operations, product development and capital expenditures were provided from the sale of restricted company stock and the reimbursement grant we received.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of our products.

Management believes that sales of securities and government contracts will provide adequate liquidity and capital resources to meet the anticipated development stage requirements through the end of 2010.  In addition, it is anticipated that sales of our initial screening product will begin in 2010, pending FDA approval, and generate operating revenues.  It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of the fiscal year 2008.

Item 4: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report, March 31, 2009).  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the three months ended March 31, 2009.  We have employed additional accounting personnel which has helped us increase our segregation of duties.  We are implementing a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On April 22, 2009, Biomoda, Advanced Optics Electronics, Inc. (“ADOT”), and Leslie S. Robins (“Robins”) entered into a Settlement Agreement and Release (“Settlement”) to resolve all claims in the pending federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits.  As described below, the Settlement effectively separates Biomoda from ADOT and Robins and cedes control of ADOT to Robins.

Pursuant to the Settlement, in addition to executing a release in favor of Biomoda, Robins took the following action:

(a) paid $10,000 to Biomoda and delivered to Biomoda all Biomoda documents within his possession or control;

(b) resigned from any position he may claim to hold or claim he should hold as an officer or director of Biomoda;

(c) transferred all shares of Biomoda stock currently held by Robins or by any family member or other person, corporation or entity in which he has any control, which consisted of 747,000 shares; and

(d) agreed to not ever acquire any Biomoda shares in the future.

In addition, on April 22, 2009, our President and current board member, John J. Cousins, resigned as a director and officer of ADOT, and Robins was appointed Chairman, Chief Executive Officer and President of ADOT.  Pursuant to the Settlement, ADOT also transferred 1,231,575 Biomoda shares to the Company and released Biomoda from all ADOT claims, including claims related to an alleged promissory note dated May 1, 2002 in the amount of $1,030,748, which was disputed and previously written off by Biomoda as of the year ended December 31, 2008.

The pending federal lawsuit against Robins will be dismissed with prejudice.

The two remaining Defendants in the Federal RICO lawsuit are Alvin Robins (brother of Leslie Robins) and John Kearns (attorney for Leslie Robins). A default judgment has been rendered by the Court against Alvin Robins and John Kearns on all counts alleged and in favor of Biomoda and ADOT. The damages portion of the judgment will be heard at the Court's convenience. Both ADOT and Biomoda have alleged in court documents damages in the tens of millions of dollars. The remaining two defendants have yet to file a responsive pleading before the Court. Biomoda intends to aggressively pursue collection of damages against the remaining defendants.

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

Dated: May 14, 2009

BIOMODA, INC.

By: /s/ John J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)