Form 10-Q
period 2009-06-30
BIOMODA INC/NM
filed 2009-08-14
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

❒TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file No. 333-90738

Biomoda, Inc.
(Exact name of registrant as specified in its charter)

New Mexico	85-0392345
(State of incorporation)	(IRS Employer Identification No.)

P.O. Box 11342, Albuquerque, New Mexico 87192
 (Address of principal executive offices including zip code)

Registrant's telephone number:  (505) 821-0875

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ❒ No ☒

The number of issuer’s shares of Common Stock outstanding as of August 14, 2009 was 77,514,589.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of our products, our ability to develop new products cost-effectively, our ability to raise capital in the future, the development by competitors of products using improved or alternative technology, the retention of key employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-Q, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$147,041	$36,854
Grants receivable	214,071	184,124
Deferred charges	9,573	-

Total current assets	370,685	220,978

Accounts receivable - unbilled	-	81,797
Property and equipment, net of accumulated depreciation	-	1,984
of $17,436 and $16,019
Deferred Charges	31,111	-
Patents and trademarks, net of accumulated amortization
of $404,065 and $303,249	100,816	114,576

Total assets	$502,612	$419,335

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$378,383	$289,199
Advances from stockholders	208,392	201,643
Short-term debt	91,465	90,873
Advances from research grants	213,234	-

Total current liabilities	891,474	581,715

LONG-TERM DEBT	138,592	162,110

Total liabilities	1,030,066	743,825

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 share authorized;
77,064,589 and 77,004,589 issued; 77,004,589 and 76,944,589
outstanding	7,217,781	7,215,381

Treasury stock, at cost 60,000 shares	(9,000)	(9,000)

Deficit accumulated during development stage	(7,736,235)	(7,530,871)

Total stockholders' deficit	(527,454)	(324,490)

Total liabilities and stockholders' deficit	$502,612	$419,335
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 Months Ended June 30		6 Months Ended June 30		January 3, 1990 (Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	-	-	-	-	23

Operating Expenses
Professional fees	27,452	13,062	68,380	102,839	1,068,882
General and administrative	52,394	187,958	95,006	587,754	4,447,733
Research and development, net of grants received	16,389	(119,160)	11,330	29,062	2,728,053
Depreciation and amortization	7,168	8,953	23,282	22,071	323,300

Total operating expenses	103,403	90,813	197,998	741,726	8,567,968

Loss from operations	(103,403)	(90,813)	(197,998)	(741,726)	(8,567,945)

Other Income (Expense)
Gain on extinguishment of debt	-	-	-	-	1,326,028
Other income	-	-	-	-	34,037
Interest income	-	-	-	-	3,870
Interest expense	(3,967)	(14,306)	(7,366)	(28,758)	(532,225)

Total other income (expense)	(3,967)	(14,306)	(7,366)	(28,758)	831,710

Loss before provision for income taxes	(107,370)	(105,119)	(205,364)	(770,484)	(7,736,235)

Provision for income taxes	-	-	-	-	-

Net income (loss)	(107,370)	(105,119)	(205,364)	(770,484)	(7,736,235)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	77,023,153	76,253,405	77,037,226	67,886,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months		January 3, 1990
	Ended June 30,		(inception) to
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(205,364)	$(770,484)	$(7,736,235)
Adjustments to reconcile net earnings to net
cash used in operating activities
Stock-based compensation	2,400	285,322	2,876,276
Depreciation and amortization	23,282	22,071	323,300
Write-off of license fee	-	-	1,250
Loss on sale of assets	-	-	358
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Changes in operating assets and liabilities
Accounts receivable	8,772	(298,148)	(39,849)
Other assets	2,393	(687)	10,013
Advances on research grants	213,234	-	213,234
Accounts payable and accrued liabilities	81,941	73,473	965,080

Net cash provided by (used in) operating activities	126,658	(688,453)	(4,667,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(95,802)	(25,571)
Sales of property and equipment	-	-	1,139
Purchases of patents, trademarks and licenses	(7,537)	(23,831)	(421,063)
Organizational costs	-	-	(560)

Net cash used in investing activities	(7,537)	(119,633)	(446,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	710,486	2,897,883
Proceeds from line-of-credit from affiliated entity	-	19,393	2,680,882
Proceeds from stockholders' advances	6,750	9,365	168,983
Repayments of line-of-credit from affiliated entity	-	(65,304)	(341,107)
Repayments of short-term debt	592	(64,260)	(109,100)
Repayments of long-term debt	(16,276)	-	(28,155)
Acquisition of treasury stock	-	-	(9,000)

Net cash provided by (used in) financing activities	(8,934)	609,680	5,260,386

NET (DECREASE) INCREASE IN CASH	110,187	(198,406)	147,041

Cash at beginning of year	36,854	479,800	-

Cash at end of year	$147,041	$281,394	$147,041

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Interest converted to note payable	$-	$19,393	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

2.  DEVELOPMENT STAGE

We have been in the development stage since we began operations on January 3, 1990. We have a continuing government contract for fiscal year ended June 30, 2009, of $1.3 million of which approximately $1,216,678 has been already reimbursed, leaving approximately $83,332 due as of the end of June 2009.  As of June 30, 2009, we had an accumulated deficit of $7,736,235 and a working capital deficit of $520,789.

In addition, we have historically not generated any cash from operations.  These factors create a substantial doubt as to our ability to continue as a going concern.

We will require additional funding for continuing research and development, obtaining regulatory approval and commercialization of our products. Management expects to be able to raise enough funds to meet our working capital requirements through the sale of our common stock or other means of financing.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

3.  EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be anti-dilutive.

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

4.  COMMON STOCK

During the three months ended June 30, 2009, we issued 30,000 common shares for services valued at $1,200.

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

5.  STOCK OPTIONS

No options were granted during the six months ended June 30, 2009 or 2008.

A summary of the changes in options outstanding during the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/08	$1,586,768	$0.45
Exercised	-
Cancelled/Expired	(448,000)	0.66
Outstanding at 12/31/07	$1,138,768	$0.36

At June 30, 2009, all compensation expense related to outstanding options had been recognized and all options were fully vested.  At June 30, 2009, all options had zero intrinsic value and a weighted average remaining contractual term of 1.05 years.

6.  REIMBURSEMENT OF R&D EXPENSES AND ADVANCES FROM RESEARCH GRANTS

During the six months ended June 30, 2009, we received a reimbursement of allowable research and development expenses through a clinical program funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the three and six months ended June 30, 2009, we recorded $248,193 and $456,046, respectively, as a reduction of operating expenses related to this clinical study program.

Pursuant to the clinical program, the Company billed reimbursable amounts for tasks and milestones in progress as of June 30, 2009.  These billings totaled $213,234 at June 30, 2009, and are shown as ‘Advances from Research Grants’ in the accompanying balance sheet. Activities under the clinical program are expected to be completed in the next three months.

7. LEGAL UPDATE

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

(c) transferred all shares of Biomoda stock currently held by Robins or by any family member or other person, corporation or entity in which he has any control, which consisted of 747,000 shares; and

(d) agreed not to acquire any Biomoda shares in the future.

In addition, on April 22, 2009, our President and current board member, John J. Cousins, resigned as a director and officer of ADOT, and Robins was appointed Chairman, Chief Executive Officer and President of ADOT.  Pursuant to the Settlement, ADOT also transferred 1,231,575 Biomoda shares to the Company and released Biomoda from all ADOT claims, including claims related to an alleged promissory note dated May 1, 2002, in the amount of $1,030,748, which was disputed and previously written off by Biomoda as of the year ended December 31, 2008.

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

The pending federal lawsuit against Robins was dismissed with prejudice.

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

8.  SUBSEQUENT EVENTS

In July 2009, the Company entered into an agreement to sell 2,000,000 shares of Biomoda’s common stock to a member of Biomoda’s board of directors for total cash consideration of $100,000, or $0.05 per share.  The agreement allows the purchaser until December 31, 2009, to remit the full purchase price to Biomoda.  The purchaser agreed to remit $5,000 at the date the agreement was executed as a down payment for the common stock.  In the event the purchaser is unable to pay the full amount by December 31, 2009, Biomoda will issue common stock in an amount equal to the cash actually received, divided by $0.05 per share. In August, 2009, Biomoda issued 100,000 shares of its common stock pursuant to this agreement.

In August 2009, Biomoda issued 250,000 shares of its restricted common stock to a consultant as partial payment for services to be rendered in the future.

Also in August, 2009, Biomoda issued 100,000 of its restricted shares to an employee in lieu of cash wages.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

Biomoda, Inc. is a development stage company incorporated in the State of New Mexico on January 3, 1990. Our general focus is on discovery, development, manufacture and marketing of proprietary medical diagnostic and treatment products used to treat life-threatening and other serious diseases.  Our primary focus is creating diagnostic solutions for early detection and clinical management of cancer.  Our research and development laboratories are located at 609 Broadway NE in Albuquerque, New Mexico, in a LEEDS-certified building.

PLAN OF OPERATION

Our plan of operation for the next 18 months is to complete our Phase I, II and III Clinical Trials for our lung cancer assay.  We are currently conducting a program to screen veterans for lung cancer in New Mexico.  This program is being funded by the State of New Mexico Department of Veteran Services.

Our initial product is a diagnostic test for lung cancer that will be performed out of body by using a sputum sample from the patient.  Our test does not require any invasive sample taking.  The sample will be sent to a clinical lab where the procedure will be performed to determine the presence, or not, of lung cancer or precancerous cells.  Our diagnostic test can be used for other cell samples, and we intend to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, bladder and colorectal.  We have determined that our initial markets will build upon established relationships with prominent hospitals and the U.S. Veterans Administration hospitals and laboratory infrastructure .  Such relationships will ensure timely initial commercial sales.  This initial commercial acceptance within the VA system can be efficiently leveraged through the VA infrastructure.  The VA also is the product approval channel for U.S. Agency for International Development (AID) conditional on FDA approval.  Ongoing published results and presentations at appropriate medical symposia will help accelerate sales growth.

In addition to augmenting laboratory research and development, management plans to further strengthen our corporate infrastructure to adequately manage the future growth and success of our operations.  Management expects to hire additional personnel and enter into consulting and collaborative arrangements over the next 12 months as needed to continue to strengthen and enhance the effectiveness of implementing our plan as we grow.

CLINICAL STUDY UPDATE

On March 5, 2009, we received approval from an independent Institutional Review Board (IRB) to begin Phase II clinical trials of our cytology-based screening technology for early detection of cancer. Biomoda’s proprietary technology had previously shown 100 percent accuracy and 100 percent specificity during internal testing on a small sample of patients.  The Phase II study currently underway will expand that sample to a statistically significant number of patients.

Dr. Thomas L. Bauer, thoracic surgeon and cancer researcher with the Christiana Care Health System in Delaware, is the national Principal Investigator (PI) overseeing the Biomoda study.  Bauer has led several lung and esophageal cancer studies and heads up Christiana’s participation in the International Early Lung Cancer Action Program (I-ELCAP).  Bauer is working with Dr. Lara Patriquin, a diagnostic radiologist in Albuquerque, who serves as the local PI for the study.

The Phase II study is focused on veterans because they are at least 25 percent more likely to develop lung cancer and die from the disease than the general population.  As of August 14, 2009, we had recruited more than 500 veterans for the Phase II study and completed screening on 130 individuals.  Results will be published at the end of the study period after patient data has been recorded and analyzed. We anticipate the completion of the Phase II study by September 30, 2009.

The Company has conducted several outreach campaigns to New Mexico veterans and local media to raise awareness of the Phase II study and the benefits of early detection.

Response to the screening program has been positive.  Interested veterans living in New Mexico may still sign up online at our website, www.biomoda.com, by clicking “sign up for the study” at the bottom of the Home page.  The non-invasive in-vitro test requires volunteers to provide a deep-lung sputum sample under the guidance of a respiratory therapist.  The sample is processed and screened for cancer cells in the Biomoda lab.

We have a continuing government contract for fiscal year ended June 30, 2009, of $1.3 million, of which approximately $1,216,678 has been already reimbursed leaving approximately $83,332 remaining to be reimbursed as of June 30, 2009.

OTHER INITIATIVES

Sales
Management plans to implement an “Investigational Use Only” (“IUO”) program to allow interested parties to be screened for lung cancer and for the company to recoup product development costs.

Sputum Bank
Through our Phase II Clinical Trial, Biomoda has developed a bio-bank based on surplus sputum from the participant collections.  Each sample has comprehensive data related to demographics, cytology and radiology results.  This sputum bank represents potential sales and/or leverage to gain other samples to expedite, in time and cost savings, the completion of our upcoming Phase III Clinical Trial.

Government Contracts
Subsequent to the quarter ended June 30, 2009, Biomoda President John Cousins testified before the New Mexico State Legislature on the progress of the ongoing clinical study for the early detection of lung cancer in New Mexico veterans.  Management believes the legislators’ response to the report was positive.

Grants
We have engaged Corporate Capital Team, Inc. to seek grant funding for our early detection of cancer assay.

Scientific Presentation
The New Mexico Institute of Mining and Technology (“NM Tech”) presented data on the Biomoda technology at the 13th World Conference on Lung Cancer in San Francisco, California, on August 2, 2009.  Titled “Non-Intrusive and Extremely Early Detection of Lung Cancer Using TCPP (Biomoda Lab Cultured Lung Cancer Data),” the NM Tech abstract was presented in poster format to the 7,000 lung cancer professionals who attended the conference.  TCPP, or meso-tetra (4 carboxyphenyl) porphine, is the chemical compound underlying Biomoda’s patented diagnostic assay.  A copy of the abstract is available on the Biomoda website, www.biomoda.com.

Additional Diagnostic Assay Development
We intend to start development of our cervical cancer diagnostic assay upon receipt of adequate funding for development.

Additional Equity Capital
In July 2009, the Company entered into an agreement to sell 2,000,000 shares of Biomoda’s common stock to a member of Biomoda’s board of directors for total cash consideration of $100,000, or $0.05 per share.  The agreement allows the purchaser until December 31, 2009, to remit the full purchase price to Biomoda.  The purchaser agreed to remit $5,000 at the date the agreement was executed as a down payment for the common stock.  In the event the purchaser is unable to pay the full amount by December 31, 2009, Biomoda will issue common stock in an amount equal to the cash actually received, divided by $0.05 per share.

Online Networking
Biomoda provides public updates through both Twitter and Facebook.  Interested parties may also register on the Biomoda website at www.biomoda.com to receive updates about the Company.

PATENTS AND TRADEMARKS

In January 2005, the U.S. Patent Office awarded a Patent to Biomoda entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine." This Patent represented a significant addition to our patent portfolio and expanded our intellectual property to include cancer screening as a compliment to the existing technology. We filed for a continuation of this Patent based on research currently underway by researchers at Biomoda.

In April 2008, the U.S. Patent Office awarded a Divisional Patent to Biomoda entitled “Method of Prognosing Response to Cancer Therapy with 5, 10, 15, 20 - Tetrakis (Carboxyphenyl) Porphine.”  Subsequently, Biomoda has filed two additional patent applications, “Compositions and Methods for Making 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine” related to the making of TCPP and “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®.

RESULTS OF OPERATIONS

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended June 30, 2009 and 2008

REVENUE.  As of June 30, 2009, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $16,389 for the three months ended June 30, 2009, from income of $119,160 in the three months ended June 30, 2008. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarters ended June 30, 2009 and 2008, we received a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the three months ended June 30, 2009, we recorded $248,193 as a reduction of research and development expenses related to this clinical study program

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $79,846 in the three months ended June 30, 2009, from $201,020 in the three months ended June 30, 2008.  The decrease was primarily related to reduced overhead costs in 2009.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, which decreased to $3,967 in the three months ended June 30, 2009, from $14,306 in the three months ended June 30, 2008, due to extinguishment in related party debt as of December 31, 2008.

Comparison of the six months ended June 30, 2009 and 2008

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $11,330 in the six months ended June 30, 2009, from $29,062 in the six months ended June 30, 2008. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarter ended June 30, 2009, we received a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the six months ended June 30, 2009, we recorded $456,046 as a reduction of research and development expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $163,386 in the six months ended June 30, 2009, from $690,593 in the six months ended June 30, 2008.  The decrease was primarily related to reduced overhead costs in 2009.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $163,386 in the six months ended June 30, 2009 from $690,593 in the six months ended June 30, 2008.  The decrease was primarily related to reduced overhead costs in 2009.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is comprised of interest expense, which decreased to $7,366 in the six months ended June 30, 2009, from $28,758 in the six months ended June 30, 2008, due to extinguishment in related party debt as of December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  In the next 18 months, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues which will be subject to clinical trials and FDA approval.

Product development expenditures, including personnel expense and general and administrative expense, was $163,388 for the six months ended June 30, 2009.  Funds for operations, product development and capital expenditures were provided from the sale of restricted company stock and the reimbursement grant we received.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

Management believes that sales of securities and government contracts will provide adequate liquidity and capital resources to meet the anticipated development-stage requirements through the end of 2010.  In addition, it is anticipated that sales of our initial screening product will begin in 2010, pending FDA approval, and generate operating revenues.  It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, June 30, 2009.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

We are re-evaluating and revising our existing control policies and procedures. As part of such plan and implementation, we are re-evaluating, re-designing and documenting policies and procedures, putting such procedures into operation and monitoring the effectiveness of the procedures.

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the six months ended June 30, 2009.  We have employed additional accounting personnel, which has helped us increase the segregation of duties.  We have completed an accounting manual and are implementing a review process over significant business transactions.

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

(c) transferred all shares of Biomoda stock currently held by Robins or by any family member or other person, corporation or entity in which he has any control, which consisted of 747,000 shares; and

(d) agreed not to acquire any Biomoda shares in the future.

In addition, on April 22, 2009, our President and current board member, John J. Cousins, resigned as a director and officer of ADOT, and Robins was appointed Chairman, Chief Executive Officer and President of ADOT.  Pursuant to the Settlement, ADOT also transferred 1,231,575 Biomoda shares to the Company and released Biomoda from all ADOT claims, including claims related to an alleged promissory note dated May 1, 2002, in the amount of $1,030,748, which was disputed and previously written off by Biomoda as of the year ended December 31, 2008.

The pending federal lawsuit against Robins was dismissed with prejudice.

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

Dated: August 14, 2009

BIOMODA, INC.

By: /s/ John J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)