Form 10-Q
period 2009-09-30
BIOMODA INC/NM
filed 2009-11-16
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of issuer’s shares of Common Stock outstanding as of November 16, 2009 was 76,923,012.

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$70,004	$36,854
Grants receivable	15,000	184,124
Deferred charges	9,573	-

Total current assets	94,577	220,978

Accounts receivable	-	81,797
Property and equipment, net of accumulated depreciation
of $17,436 and $15,452	-	1,984
Deferred Charges	28,718	-
Patents and trademarks, net of accumulated amortization
of $309,334 and $281,952	119,031	114,576

Total assets	$242,326	$419,335

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$382,387	$289,199
Advances from stockholders	211,767	201,643
Short-term debt	92,057	90,873
Advances from research grants	141,993	-

Total current liabilities	828,204	581,715

LONG-TERM DEBT	131,346	162,110

Total liabilities	959,550	743,825

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 share authorized;
77,514,587 and 77,004,589 issued; and
76,423,014 and 77,004,589 outstanding	7,451,281	7,206,381

Treasury stock, at cost 1,091,575 shares and 0 shares,
respectively	(4,617)	-

Deficit accumulated during development stage	(8,163,888)	(7,530,871)

Total stockholders' deficit	(717,224)	(324,490)

Total liabilities and stockholders' deficit	$242,326	$419,335

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 Months Ended September 30		9 Months Ended September 30		January 3, 1990 (Inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	-	-	-	-	23

Operating Expenses
Professional fees	26,899	44,972	95,279	147,809	1,095,781
General and administrative	346,213	219,497	441,219	807,252	4,793,946
Research and development, net of
grants received	44,489	90,745	55,819	119,925	2,772,542
Depreciation and amortization	6,085	10,352	29,367	32,424	329,385

Total operating expenses	423,686	365,566	621,684	1,107,410	8,991,654

Loss from operations	(423,686)	(365,566)	(621,684)	(1,107,410)	(8,991,631)

Other Income (Expense)
Gain on extinguishment of debt	-	-	-	118	1,326,028
Other income	-	-	-	-	34,037
Interest income	-	-	-	-	3,870
Interest expense	(3,967)	(14,168)	(11,333)	(42,926)	(536,192)

Total other income (expense)	(3,967)	(14,168)	(11,333)	(42,808)	827,743

Loss before provision for income taxes	(427,653)	(379,734)	(633,017)	(1,150,218)	(8,163,888)

Provision for income taxes	-	-	-	-	-

Net Loss	(427,653)	(379,734)	(633,017)	(1,150,218)	(8,163,888)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of
common shares outstanding	75,917,329	75,804,416	77,037,116	70,876,127

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months		January 3, 1990
	ended September 30,		(inception) to
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(633,017)	$(1,150,218)	$(8,163,888)
Adjustments to reconcile net earnings to net
cash used in operating activities:
Stock based compensation	244,900	302,702	3,118,776
Depreciation and amortization	29,367	32,424	329,385
Write off of license fee	-	-	1,250
Loss on sale of assets	-	-	358
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Changes in operating assets and liabilities
Accounts receivable	207,841	(49,630)	159,220
Other assets	4,786	(393)	12,406
Advances from research grants	141,994	-	141,994
Accounts payable and accrued liabilities	82,321	75,711	965,460

Net cash provided by (used in) operating activities	78,192	(789,404)	(4,715,756)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(25,571)
Sales of property and equipment	-	-	1,139
Costs of patents, trademarks and licenses	(31,837)	(31,917)	(445,363)
Organizational costs	-	-	(560)

Net cash used in investing activities	(31,837)	(31,917)	(470,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	710,306	2,897,883
Proceeds from line-of-credit from affiliated entity	-	28,703	2,680,882
Proceeds from stockholders' advances	10,125	14,224	172,358
Repayments of line-of-credit from affiliated entity	-	(68,484)	(341,107)
Proceeds from/repayments of short-term debt, net	1,184	(71,692)	(108,508)
Repayments of long-term debt	(19,897)	-	(31,776)
Acquisition of treasury stock	(4,617)	-	(13,617)

Net cash (used in) provided by financing activities	(13,205)	613,057	5,256,115

NET (DECREASE) INCREASE IN CASH	33,150	(208,264)	70,004

Cash at beginning of year	36,854	479,800	-

Cash at end of year	$70,004	$271,536	$70,004

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768

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

2.  DEVELOPMENT STAGE

We have been in the development stage since we began operations on January 3, 1990. We had a continuing government contract for fiscal year ended June 30, 2009, of $1.3 million of which approximately $1,276,678 has been already reimbursed, leaving approximately $23,332 that can be reimbursed as of the end of September 2009.  As of September 30, 2009, we had an accumulated deficit of $8,163,888 and a working capital deficit of $733,627.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not impact our results of operations or financial condition.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results from operations.

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

5.  COMMON AND TREASURY STOCK

Treasury Stock

We account for treasury stock as a reduction in capital stock based upon the cost of the shares acquired. During the third quarter ending September 30, 2009, we acquired the following treasury shares:

•
1,998,575 shares of our common stock pursuant to our April 2009 Settlement Agreement and Release entered into between the Company and Advanced Optics Electronics, Inc. and Leslie S. Robins (see Note 8).  These shares were acquired at zero cost.

•	93,000 shares of our common stock in a series of transactions on the open market at a cost of $4,617.

During the quarter ending September 30, 2009, we reissued 1,000,000 treasury shares as further discussed below.

At September 30, 2009, we have 1,151,575 treasury shares acquired at a cost of $13,617.

Common Stock

During the three months ended September 30, 2009, we issued 250,000 restricted common shares with immediate vesting to a consultant for services valued at $12,500 based upon the price of our common stock on the date of agreement.

During the three months ended September 30, 2009, we issued 1,000,000 common shares from our Treasury stock for services valued at $220,000 based upon the price of our common stock on the date of agreement.

During the three months ended September 30, 2009, we issued 100,000 of our restricted shares valued at $5,000 based upon the market price of our common stock on the date of grant to an employee in lieu of cash wages

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

5.  COMMON AND TREASURY STOCK (Continued)

In July, 2009, we entered into agreements with two members of our board of directors to sell each director up to 2,000,000 shares of our common stock at $0.05 per share for total cash consideration of $100,000 per agreement or $200,000 total.  The agreements allow the purchasers until December 31, 2009, to remit the full purchase price to us.  In the event the purchasers are unable to pay the full amount by December 31, 2009, we will issue common stock in an amount equal to the cash actually received, divided by $0.05 per share. In August, 2009, we issued 100,000 shares of our common stock pursuant to this agreement and received net proceeds of $5,000.

During the three months ended June 30, 2009, we issued 30,000 common shares to a consultant for services valued at $1,200.

During the three months ended March 31, 2009, we issued 30,000 common shares to a consultant for services valued at $1,200.

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

6.  STOCK OPTIONS

No options were granted during the nine months ended September 30, 2009 or 2008 respectively.

A summary of the changes in options outstanding during the nine months ended September 30, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/08	1,586,768	$0.45
Exercised	-	-
Cancelled/Expired	(448,000)	0.66
Outstanding at 9/30/09	1,138,768	$0.36

_____________________________________________
BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6.  STOCK OPTIONS (Continued)

As of September 30, 2009, all compensation expense related to outstanding options had been recognized and all options were fully vested and exercisable.  As of September 30, 2009, outstanding options had an intrinsic value of $113,300 and a weighted average remaining contractual term of 1.05 years.

7.  REIMBURSEMENT OF R&D EXPENSES AND ADVANCES FROM RESEARCH GRANTS

During the nine months ended September 30, 2009, we were entitled to receive a reimbursement of allowable research and development expenses through a clinical program funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the three and nine months ended September 30, 2009, we recorded $91,666 and $547,712, respectively, as a reduction of operating expenses related to this Clinical Study program.

Pursuant to the clinical program, the Company billed reimbursable amounts for tasks and milestones in progress as of September 30, 2009.  These billings totaled $141,993 at September 30, 2009, and are shown as Advances from research grants in the accompanying balance sheet. Activities under the clinical program are expected to be completed in the next three months.

8. LEGAL UPDATE

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
(c)
transferred all shares to the Company of Biomoda stock currently held by Robins or by any family member or other person, corporation or entity in which he has any control, which consisted of 747,000 shares; and

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8. LEGAL UPDATE (Continued)

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda has won default judgments against two Defendants, Alvin Robins and John Kearns on all counts alleged and in favor of Biomoda.  Biomoda will submit a final statement of damages to the Court in November, 2009, and the Court will determine the final damage amount owed by the Defendants to Biomoda.  The two Defendants have yet to file a responsive pleading regarding any matter before the Court. Upon award of damages, Biomoda intends to aggressively pursue collection of damages against the Defendants.

9. SUBSEQUENT EVENTS

On October 27, 2009, we issued 500,000 treasury shares for services to a consultant valued at $75,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

Biomoda, Inc. is a development stage company incorporated in the State of New Mexico on January 3, 1990. Our general focus is on the discovery, development, manufacture and marketing of proprietary medical diagnostic and treatment products used to treat life-threatening and other serious diseases.  Our primary focus is creating diagnostic solutions for the early detection and clinical management of cancer.  Our research and development laboratories are located at 609 Broadway NE in Albuquerque, New Mexico, in a LEEDS-certified building.

PLAN OF OPERATION

Our plan of operation for the next 18 months is to complete the Phase II and III Clinical Trials for our lung cancer assay and submit Clinical Study results to the Food and Drug Administration for a PMA approval of our CyPath Diagnostic assay for the early detection of lung cancer.  We are currently conducting our Phase II Clinical Study to screen veterans for lung cancer in New Mexico.  This program has been partially funded by the State of New Mexico Department of Veteran Services, is focused on screening military veterans for lung cancer.

Our initial product is an In Vitro diagnostic test for lung cancer that will be used to evaluate a sputum sample obtained non-invasively from patients.   The samples will be sent to a clinical lab where they will be analyzed with the the CyPath® assay labeling solution to determine the presence, or not, of lung cancer or precancerous cells.  Our diagnostic test can be used for other tissue or body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, bladder and colorectal.  We have determined that our initial markets will build upon established relationships with prominent hospitals, laboratories and the U.S. Veterans Administration hospitals.  Such relationships will ensure timely initial commercial sales.  This initial commercial acceptance within the VA system can be efficiently leveraged through the VA infrastructure.  The VA also is the product approval channel for the U.S. Agency for International Development (AID), conditional on FDA approval.  Ongoing published results of test data and Clinical Studies and presentations at appropriate medical symposia will help accelerate sales growth.

In addition to augmenting laboratory research and development, management plans to further strengthen our corporate infrastructure to adequately manage the future growth and success of our operations.  Management expects to hire additional personnel and enter into consulting and collaborative arrangements over the next 12 months as needed to continue to strengthen and enhance the growth of the Company.

CLINICAL STUDY UPDATE

On March 5, 2009, we received approval from an independent Institutional Review Board (IRB) to begin Phase II clinical trials of our cytology-based screening technology for early detection of cancer. Biomoda’s proprietary technology had previously shown 100 percent sensitivity and 100 percent specificity during internal testing on a small sample of patients. The Company currently is seeking to publish the results of internal testing in a peer-reviewed journal.

Funded by the Legislature and administered by the New Mexico Department of Veterans Services and the New Mexico Institute of Mining and Technology, the veterans screening program is the first large-scale study of Biomoda’s CyPath® investigational use (not yet FDA-approved) diagnostic, which is based on a patented molecular marker that binds to cancer cells and fluoresces red under ultraviolet light.  Biomoda recruited approximately 500 at-risk veterans for the clinical trial, and results are expected by the end of January 2010.

Study volunteers provide deep-lung sputum samples to be screened for cancer with Pap stain analysis performed by cytopathologists at the VA Medical Center in Denver, and CT scans read by independent radiologists under the International Early Lung Cancer Action Program (I-ELCAP) Enrollment and Screening Protocol.  Results determined on the sputum samples with the investigational CyPath® assay in the Biomoda lab are then compared to these diagnostic results.  Such results will be utilized by Biomoda to help plan a large clinical study that will lead to FDA approval of the CyPath® assay.

Dr. Thomas L. Bauer, Chief Thoracic Surgeon and cancer researcher with the Christiana Care Health System in Delaware, is the national Principal Investigator (PI) overseeing the Phase II Clinical Study currently underway.  Dr. Bauer has led several lung and esophageal cancer studies and heads up Christiana’s participation in the International Early Lung Cancer Action Program (I-ELCAP).  Dr. Bauer is working with Dr. Lara Patriquin, a diagnostic radiologist in Albuquerque, who serves as the local PI for the Phase II Clinical Study.

The Phase II Clinical Study is focused on veterans because they may be at least 25 percent more likely to develop lung cancer and die from the disease than the general population.  As of September 30, 2009, we had recruited more than 500 veterans for the Phase II study and completed screening on 134 individuals.  We are currently collecting a positive cohort of twenty diagnosed lung cancer patients at Christiana Care Health System, the teaching hospital associated with the University of Delaware, under the direction of Dr. Bauer.  Results will be published at the end of the study period after all patient data has been recorded and analyzed. We anticipate the completion of the Phase II Clinical Study in the first quarter of 2010.

The Company has conducted several outreach campaigns to New Mexico veterans and local media to raise awareness of the Phase II Clinical Study and the benefits of early detection for lung cancer.

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

We had a continuing government contract for fiscal year ended June 30, 2009, of $1.3 million, of which approximately $1,276,678 has been already reimbursed, leaving approximately $23,332 remaining to be reimbursed as of September 30, 2009.

Our Phase II clinical trial to screen military veterans for early-stage lung cancer has been enhanced to include a longitudinal component, which will provide additional data on the efficacy of the Biomoda diagnostic. Study participants whose initial results indicated areas of concern – the presence of nodules on the lungs or a positive read for cancer cells – have been asked to return for follow-up screening. We believe the ability to monitor study participants over the longer term will result in a better medical outcome for the patient as well as provide additional data for Biomoda in preparation for the Phase III pivotal trials and FDA approval.

It is expected that continued contact with study participants that allows for monitoring of their lung health will assist the Company in expansion of the use of the CyPath® assay beyond early diagnosis to measuring the success of treatment.

In September, Biomoda undertook preliminary steps necessary to conduct the multi-site Phase III Clinical Study of the CyPath® diagnostic for early-stage lung cancer, trademarked under the name CyPath®.

Dr. Thomas Bauer has begun coordinating site selection for the Phase III Clinical trial for the testing of the CyPath® assay.  Dr. Bauer’s work with Biomoda follows the I-ELCAP Enrollment and Screening Protocol, and the multi sites selected for the Phase III Clinical trials will be I-ELCAP approved.

We are developing the protocol of the Phase III trials for submission to an Institutional Review Board (IRB) in the first quarter of 2010.  IRB review protects research subjects by making sure the study protocol adheres to U.S. FDA and U.S. Department of Health and Human Services regulations, that risks to participants are minimized and acceptable in light of the possible benefits, that the informed consent document is accurate, and that the research is conducted in an ethical manner.

Biomoda is seeking FDA approval of its cytology-based screening technology as a Class III medical device under the Pre-Market Approval (PMA) process.  When Phase II Clinical Trial results are complete,  the Company intends to file a report with the FDA informing the agency of study findings and submit a pre-IDE (Investigational Device Exemption) filing.

OTHER INITIATIVES

Sales
Management plans to implement an “Investigational Use Only” (IUO) program to allow interested parties to be screened for lung cancer and for the company to recoup product development costs.

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

Government Contracts
In July, 2009, Biomoda President John Cousins testified before the New Mexico State Legislature on the progress of the ongoing Clinical Study for the early detection of lung cancer in New Mexico veterans.  Management believes the legislators’ response to the report was positive.

Grants
We have engaged Corporate Capital Team, Inc. to seek grant funding for our early detection of cancer assay.

Scientific Presentation
The New Mexico Institute of Mining and Technology (“NM Tech”) presented data on the Biomoda technology at the 13th World Conference on Lung Cancer in San Francisco, California, on August 2, 2009.  Titled “Non-Intrusive and Extremely Early Detection of Lung Cancer Using TCPP (Biomoda Lab Cultured Lung Cancer Data),” the NM Tech abstract was presented in poster format to the 7,000 lung cancer professionals who attended the conference.  TCPP, or meso-tetra (4 carboxyphenyl) porphine, is the chemical compound underlying Biomoda’s patented diagnostic assay.  A copy of the abstract is available on the Biomoda website, http://www.biomoda.com/lungcancerinformationposter.htm.

Additional Diagnostic Assay Development
We intend to start development of our cervical cancer diagnostic assay upon receipt of adequate funding for development.

Additional Equity Capital
In July 2009, the Company entered into two agreements, each to sell 2,000,000 shares of Biomoda’s common stock to two members of Biomoda’s board of directors for total cash consideration of $100,000 per agreement or $200,000 total, at  $0.05 per share.  The agreements allow the purchasers until December 31, 2009, to remit the full purchase price to Biomoda.  One purchaser agreed to remit $5,000 at the date the agreement was executed as a down payment for the common stock.  In the event the purchasers are unable to pay the full amount by December 31, 2009, Biomoda will issue common stock in an amount equal to the cash actually received, divided by $0.05 per share. In August, 2009, Biomoda issued 100,000 shares of its common stock pursuant to this agreement.

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

In April 2008, the U.S. Patent Office awarded a Divisional Patent to Biomoda entitled “Method of Prognosing Response to Cancer Therapy with 5, 10, 15, 20 - Tetrakis (Carboxyphenyl) Porphine.”  Subsequently, Biomoda has filed two additional patent applications, “Compositions and Methods for Making 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine” related to the making of TCPP and “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy

On October 22, 2009, Biomoda received a Notice of Allowance from the US Patent and Trademark Office for the patent “Method for Making 5, 10, 15, 20- Tetrakis (Carboxyphenyl) Porphine (TCPP) Solution and Composition Comprising TCPP.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®.

RESULTS OF OPERATIONS

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended September 30, 2009 and 2008

REVENUE.  As of September 30, 2009, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $44,489 for the three months ended September 30, 2009, from $90,745 in the three months ended September 30, 2008. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarters ended September 30, 2009 and 2008, we accrued a reimbursement of allowable research and development expenses through a Clinical Study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the three months ended September 30, 2009, we recorded $91,666 as a reduction of research and development expenses related to this Clinical Study program. For the three months ended September 30, 2008, we recorded $129,312 as a reduction of operating expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $373,112 in the three months ended September 30, 2009, from $264,469 in the three months ended September 30, 2008.  The increase was primarily related to increased wages due to additional employees added in 2009.  We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, which decreased to $3,967 in the three months ended September 30, 2009 from $14,168 in the three months ended September 30, 2008, due to extinguishment in related party debt as of December 31, 2008.

Comparison of the nine months ended September 30, 2009 and 2008

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $55,819 in the nine months ended September 30, 2009, from $119,925 in the nine months ended September 30, 2008. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarter ended September 30, 2009, we accrued a reimbursement of allowable research and development expenses through a Clinical Study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the nine months ended September 30, 2009, we recorded $547,712 as a reduction of research and development expenses related to this Clinical Study program. For the nine months ended September 30, 2008, we recorded $330,828 as a reduction of operating expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $536,498 in the nine months ended September 30, 2009, from $955,061 in the nine months ended September 30, 2008.  The decrease was primarily related to reduced overhead costs in 2009.  We expect general and administrative costs to increase in the future as our business prospects develop and we will require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is comprised of interest expense, which decreased to $11,333 in the nine months ended September 30, 2009, from $42,926 in the nine months ended September 30, 2008, due to extinguishment in related party debt as of December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  In the next 18 months, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues, which will be subject to the outcome of Clinical Studies and FDA approval.

Product development expenditures, including personnel expense and general and administrative expense, was $592,317 for the nine months ended September 30, 2009.  Funds for operations, product development and capital expenditures were provided from the sale of restricted company stock and the reimbursement grant we received.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

Management believes that sales of securities and government contracts will provide adequate liquidity and capital resources to meet the anticipated development-stage requirements through the end of 2010.  In addition, it is anticipated that sales of our initial screening product will begin in 2011, pending FDA approval, and generate operating revenues.  It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, September 30, 2009.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the nine months ended September 30, 2009.  We have employed additional accounting personnel, including a CPA, which has helped us increase the segregation of duties.  We have completed an accounting manual and are implementing a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda has won default judgments against two Defendants, Alvin Robins and John Kearns on all counts alleged and in favor of Biomoda.  Biomoda will submit a final statement of damages to the Court in November, 2009, and the Court will determine the final damage amount owed by the Defendants to Biomoda.  The two Defendants have yet to file a responsive pleading regarding any matter before the Court. Upon award of damages, Biomoda intends to aggressively pursue collection of damages against the Defendants.

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS

31   CERTIFICATION OF CEO PURSUANT TO 15 U.S.C. SECTION 10A, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2009

BIOMODA, INC.

By: /s/ John J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)