Form 10-K
period 2009-12-31
BIOMODA INC/NM
filed 2010-03-30
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2009, was $12,332,089.

The number of issuer’s shares of Common Stock outstanding as of March 26, 2010, was 87,444,590 shares.

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

The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company’s products, the Company’s ability to develop new products cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products using improved or alternative technology, the retention of key employees, and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-K, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1. BUSINESS

General

Biomoda, Inc. (“Biomoda”) is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception). Biomoda is hereafter referred to as the “Company.”

We have laboratories and offices at 609 Broadway NE, in Albuquerque, New Mexico, that are used for corporate and research and development activities. The mailing address is P.O. Box 11342, Albuquerque, NM 87192. The telephone number is (505) 821-0875, and the fax number is (866) 519-6156. Our website is www.biomoda.com.

On January 8, 2010, we dissolved Biomoda Holdings, Inc., a Nevada corporation incorporated August 12, 2003, as no longer necessary or useful for operations.

The Company

We are an InVitro Diagnostics Company that develops assays, or tests, to detect cancer. These assays are performed in clinical reference laboratories using body-fluid samples. This technology is based on an exclusively licensed patent from Los Alamos National Laboratory. We were issued our own patent in January, 2005, and have received a Divisional and a Continuation-In-Part (“CIP”) extension of that owned patent. The technology is based on a porphyrin molecule that has an affinity to bind with cancer cells and cause them to fluoresce red under ultraviolet light. The porphyrin molecule is easy to obtain, manufacture and use. This is a broad-based technology that works with a variety of cell types.

We are in the process of developing a line of assays for a variety of cancers based on adaptations of this technology. Our first product is an assay for the detection of early-stage lung cancer. Lung cancer represents a large market with seriously unmet diagnostic needs. The survival rates for lung cancer are dismal, due in large part to the fact that this disease is typically diagnosed late in its progression. Our lung cancer assay tests deep-lung sputum, which is collected by having the patient cough into a cup, for cancer cells. This technology has the potential to diagnose other cancers as well. We  have identified bladder, breast, colorectal, cervical, oral, and prostate cancer diagnosis as its next significant business opportunities.

Market Need

Cancer is the greatest disease killer in the US and other developed countries of the world, and lung cancer claims more lives than any other cancer. Survivability of lung cancer is extremely low.  Only 40% of patients diagnosed with lung cancer survive one year after being diagnosed.  The five-year survival rate is 15%.  Predictive early-stage diagnosis is desperately needed.

World of Medicine

The medical profession has shifted to an individualized approach to treatment in recognition of the fact that people respond differently to different therapies. Personalized Disease Management is an overall direction being adopted within medicine to address risk assessment, diagnosis, treatments and individual response to therapies. Our technology will enhance this new paradigm in medicine with improvements in early-stage diagnosis.

Within Personalized Disease Management, our CyPath® assay has a large opportunity to be adopted by the medical community for screening, monitoring and surveillance of cancers.  Screening is the largest market. Monitoring is critical for accurately gauging individual responses to the efficacies and toxicities of various therapies.

Business Model

Our end customers are the patients who should be screened for cancer whether they present with symptoms or not and the doctors that prescribe diagnostic tests. Our primary customers are clinical reference labs whose role is to respond to a physician's request (prescription) for a test, receive the sample, execute the assay, and deliver the test result to the physician who can then inform the patient of the diagnostic conclusion.

The clinical reference labs will seek reimbursement from Medicare and private insurers based on existing reimbursement codes. Biomoda performed a reimbursement code study in 2003, and determined that current codes exist and are economically feasible under Centers for Medicare & Medicaid Services (“CMS”) codes.  The CMS is a Federal agency within the U.S. Department of Health and Human Services.

We intend to use contract manufacturing and contract sales organizations in the commercialization of the assay. This infrastructure is readily available, and allows the Company to take advantage of world-class expertise.  The use of existing manufacturing and sales cuts costs and increases efficiencies through negotiated contracts and multiple sourcing.

Customers

While clinical reference laboratories represent our primary customer, sales will be driven by physician referrals. Our initial marketing strategy is focused on creating a high profit margin for both the laboratories and Biomoda. This model offers significant economic incentives for our customers to embrace our assays.

We have begun to create and establish visibility and credibility with the physicians who generate sales by actively raising awareness among this audience. We have begun coordinated scientific collaborations and will follow completion of clinical testing by publishing results in clinical journals and presenting our findings at medical conferences. We are currently working with Christiana Care Health Services in Newark, Delaware, and plan to expand collaborations and collaborative studies with the premier lung cancer researchers in the world

We will use detailing agents (specialized sales agents) to provide direct marketing efforts to physicians.

Intellectual property (“IP”) will be protected through active, licensed-based collaborations with reference labs on a regional basis with an emphasis on identifying lab partners that have business relationships with physician networks or HMOs. This will enable us to develop strategic relationships with customer groups who have formal relationships with those who drive sales.

Competition

Competition falls into several segments: biomarkers, radiology, genomics, and proteomics.  CyPath® should be considered as a complement to diagnostic tools described below as well as a stand-alone diagnostic.

Biomarkers represent the closest competitors in terms of market introduction. Biomarkers are used to indirectly identify cellular aberrations and disease. We are monitoring the activity of companies in this space, and we believe our technology offers inherent commercial advantages over biomarkers. CyPath® is cheaper to make, more stable, and simpler to use in the commercial laboratory environment.

Radiology technology is not as sensitive to the earliest stages of cancer as we believe our technology will prove after clinical testing, and there are limits to radiation exposure for monitoring and surveillance of cancer.  Radiology as a testing method also is more expensive than the anticipated cost of our assay.

Genomics and proteomics are leading-edge science.  These technologies are not ready for commercialization, and details on specificity and sensitivity for specific cancer diagnosis are lacking because of the early nature of the technologies.

CyPath® is a complementary product to diagnostic tools currently used to diagnose cancer as well as a stand-alone early-stage diagnostic tool. Personalized Disease Management requires a tiered assay schema or algorithm.  CyPath® is a front-end diagnostic and screening tool and an aid in determining whether or not more expensive and specialized tests are warranted. Our product can be highly valuable to physicians by optimizing and expanding  current medical practices by offering a simple diagnostic test to screen for cancer.

Patents

Biomoda, Inc. owns U.S. patent 6,838,248, titled “Compositions and methods for detecting pre-cancerous conditions in cell and tissue samples using 5, 10, 15, 20-tetrakis (carboxyphenyl) porphine” which was issued on January 4, 2005. The foreign equivalents were granted in Japan, Mexico, and Australia and are pending in Europe and Canada.

In April 2008, the U.S. Patent Office awarded patent number 7,384,764, a Divisional Patent to Biomoda researchers entitled “Method of Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine.”

In March 2009, the U.S. Patent Office awarded patent number 7,670,799, a Divisional Patent to Biomoda researchers related to the making of TCPP. We have filed an additional patent application on the proprietary innovations based on flow cytometry and dark-field microscopy as platforms for cell analysis. We further anticipate that our research and development efforts and collaborations will generate new patent applications within the next year.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®.

Suppliers

We have identified several suppliers for all key components of our lung cancer diagnostic assay that can provide sufficient quantities for commercialization of the assay. Discussions continue with these suppliers as proper at each stage of our development.

Research and Development Activities

We are engaged in research activities related to defining and delineating the mechanism for TCPP’s affinity to bind with cancerous cells.

Our research  is undertaken in collaboration with universities, scientists, research institutions, and medical facilities domestically.    We are working toward further research and clinical trials which we anticipate will expand upon current collaborations to engage additional domestic and international partnerships with leading public and private institutions, scientists and researchers.

Employees

As of December 31, 2009, we had nine full-time employees.  We have contracts for services on various projects on an on-going or as-needed basis.

John J. Cousins is President, Treasurer, CFO, Controller and Director. John holds undergraduate degrees from Boston University and the Lowell Institute School at MIT and has an MBA from the Wharton School, University of Pennsylvania. He began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment, and the American Broadcasting Company television network. He was named vice president of Cimarron Business Development Corporation, a southwest regional merchant and investment banking operation in 1990. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm.  Mr. Cousins is a Director of American Homecoming Foundation, a non-profit organization created to help homeless Veterans.  Mr. Cousins is also a Director of New Mexico Biotechnology and Biomedical Association (NMBio), an affiliate of the national Biotechnology Industry Organization.  Mr. Cousins has been President, Treasurer, Controller and a Director of Biomoda since 2002.

Constance Dorian is Vice President of Technical Operations.  Ms. Dorian earned a B.S. in Biology from San Diego State University.  She has experience in the design and development of diagnostic assays, clinical studies, quality control, quality assurance, product support programs, product improvement programs, cost reduction programs, contract negotiations, inventory control, and production planning following FDA Guidelines

Tim Zannes is General Legal Counsel.  Mr. Zannes holds a law degree from the University of New Mexico, is a member in good standing of the New Mexico Bar and contributes nineteen years experience as a lawyer.

Angela Montoya is a Lab Technician. Ms. Montoya earned a B.S. in Biology and a B.A. in Spanish from the University of New Mexico. She is currently working toward an M.S. in Health Education. Her experience lies in the coordination, conduct, and analysis of environmental and clinical research.

Verrity Gershin is Office Manager.  Ms. Gershin graduated from the University of New Mexico with a B.U.S. degree in May, 2008.  With eleven years of experience in accounting, corporate filings and corporate administrative support, she worked with Biomoda for the last eight years helping the company successfully file for public status and maintaining compliance with the Securities and Exchange Commission.

Board of Directors

John J. Cousins

Maria Zannes is Corporate Secretary and a Director. Ms. Zannes brings more than 25 years of experience in the environmental and energy industry. Formerly president of a national waste-to-energy trade group in Washington, D.C., Ms. Zannes currently consults for private clients in the medical and waste industry. She was a legislative aide and press secretary to Congressman Charles Wilson (Democrat-Texas) after leaving her home state of New Mexico where she began her career as a journalist. Ms. Zannes is licensed to practice law in Washington State and New Mexico. She is a research associate with Columbia University Earth Engineering Center.

David Lambros is a Director. Mr. Lambros was the elected law director of Brook Park, Ohio, and presently serves as the law director of the Village of Valley View and the Village of Kelley’s Island, Ohio. As law director, he serves as the chief legal counsel to cities negotiating with corporations and business, and is an expert in municipal law. Mr. Lambros has practiced law for more than 25 years and served on various boards, including Commerce Exchange Bank and Southwest General Hospital. He presently is a director on the Systems Board at Southwest General Hospital, a multi-million dollar company.

Lewis White is a Director. Mr. White is a major shareholder of Biomoda and serves as director and CEO of New Energies Nebraska, LLC, a subsidiary of Standard Alcohol Company. He has also served as CEO of Los Hojas Corporation and owned a childcare business for 20 years, which he followed with an interest in business investment through real estate and a food services business catering to niche markets. Mr. White attended the University of Nebraska at Omaha where he majored in Business Administration and worked for the State of Nebraska.

Contracts

We have contracted with New Mexico Institute of Mining and Technology (“New Mexico Tech”) to collaborate on clinical studies and the development of specialized image recognition technology as part of the commercialization of our assay for the early detection of lung cancer. New Mexico Tech, in Socorro, New Mexico, is a world leader in many areas of research, including biomedical, hydrology, astrophysics, atmospheric physics, geophysics, homeland security, information technology, geosciences, energetic materials engineering, and petroleum recovery. The university specializes in research, focusing on science, engineering and related fields.

Radiology Associates of Albuquerque is the collection site for the current clinical trial and provides computed tomography (“CT”) scans of clinical patients, including reading the results of the CT scans.

We have contracted with Alquest, Inc. of Minneapolis, Minnesota, to provide a range of clinical services including protocol design and study implementation for Biomoda’s clinical programs.  Alquest is a leading Clinical Research Organization (“CRO”) with a focus in oncology, dermatology, nephrology, and medical devices and offers a comprehensive understanding of efficiently managing clinical trials from Phase I through IV through to post-marketing studies, safety surveillance and patient registries.

We have contracted with Quintiles Consulting in Rockville, Maryland, for regulatory consulting and the design of clinical studies of Biomoda’s proprietary test for detection of early lung cancer. Quintiles Consulting (www.quintiles.com) is the regulatory consulting unit of Quintiles Transnational Corp., a global corporation powering the next generation of healthcare by providing a broad range of professional services in product development, financial partnering and commercialization for the pharmaceutical, biotechnology and medical device industries

We entered into a collaborative agreement with Medical Acoustics, LLC, in Buffalo, New York, to purchase its Lung Flute® as part of the collection protocol in our clinical studies. The Lung Flute® (www.medicalacoustics.com) is a minimally invasive, flute-shaped device that uses low-frequency sound waves to help patients with the natural mucus clearing system. When a patient exhales through the mouthpiece of the device, the exhalation generates specific sound waves that vibrate cilia and the airways, causing deep lung secretions too thin and be expelled by coughing. The Food and Drug Administration-cleared technology produces sputum samples without the need for saline induction.

TriCore Reference Laboratories in Albuquerque, New Mexico, is under contract to assist with assay preparation, testing and analysis of Biomoda’s proprietary test for detection of early lung cancer as part of our clinical programs.  TriCore (www.tricore.org) is a regional medical reference laboratory providing diagnostic testing for physicians, hospitals, and other healthcare providers. In addition to being a full-service reference laboratory offering more than 1,500 diagnostic tests, TriCore is a leader in research and clinical trials for universities, medical diagnostics companies and international biotech firms.

Biomoda and Christiana Care Health Services of Newark, Delaware, contracted for the services of Thomas L. Bauer, MD, thoracic surgeon and cancer researcher, to be the national Principal Investigator (PI) overseeing the Biomoda clinical studies for early lung cancer detection. Dr. Bauer has led several lung and esophageal cancer studies. Dr. Bauer partners with Dr. Lara Patriquin, a diagnostic radiologist in Albuquerque, who is serving as the local PI for the current study.

Christiana Care Health Services is under contract with us for sample procurement and assay research and development.  The Helen F. Graham Cancer Center associated with Christiana Care Health System is recruiting a cohort of patients diagnosed with lung cancer to participate in the final stage of the Phase II pilot study of the investigational CyPath® assay. Christiana Care’s Institutional Review Board reviewed the Biomoda study protocol to ensure compliance with scientific, regulatory and ethical standards and sample procurement is proceeding.

Biomoda has contracted for services with Gordon Bennett, a Fluorescence Microscopist. Mr. Bennett has a B.S. in physics as well as a J.D. from the University of New Mexico. His background is in photonics and electronics. He has been adjunct faculty at the College of Santa Fe and has held the Chair in Photonics and Biophotonics at Central New Mexico Community College. He is currently a member of the Optical Society of America and the New Mexico State Bar.

Biomoda has contracted with Torrey Hills Capital of San Diego, California for investment and strategic planning.

Contract for Clinical Study

In the first quarter of 2008, the New Mexico Department of Veterans Services signed an agreement with the New Mexico Institute of Mining and Technology (“New Mexico Tech”) to administer $350,000 in funding appropriated by the 2007 New Mexico State Legislature for a prospective clinical study for the early detection of lung cancer among New Mexico veterans.  Biomoda and New Mexico Tech signed an agreement in the fourth quarter of 2007 to conduct this clinical study using Biomoda’s technology.

The 2008 session of the New Mexico State Legislature further appropriated a total of $1.3 million to continue of the clinical study administered by the New Mexico Department of Veterans Services and New Mexico Tech.  Our technology was the focus of the study.

The team of experts dedicated to the clinical study includes representatives from TriCore Laboratories, Alquest, Radiology Associates, New Mexico Tech and Quintiles Consulting. The Department of Veterans’ Services and Black Veterans Association of New Mexico assisted with outreach and recruitment of veterans.

We received approval from an independent Institutional Review Board (“IRB”) on March 4, 2009, to begin Phase II clinical trials of our cytology-based screening technology for early detection of cancer.

IRB review protects research subjects by reviewing the study protocol to make sure it adheres to U.S. Food and Drug Administration (“FDA”) and U.S. Department of Health and Human Services regulations, that risks to participants are minimized and acceptable in light of the possible benefits, that the informed consent document is accurate, and that the research is conducted in an ethical manner.

We recruited volunteers for the study from New Mexico’s veteran population. Volunteers were “20 pack year” smokers, individuals who have smoked one pack a day for 20 years or two packs a day for 10 years.  In September 2009, we added a longitudinal component to the Phase II clinical trial to screen military veterans for early-stage lung cancer, which will provide additional data on the efficacy of the Biomoda diagnostic.

In October 2009, Biomoda announced it had met its recruitment goal for New Mexico veterans with a history of heavy smoking required to complete the Phase II clinical trial of our early-stage diagnostic for lung cancer. The study identified approximately 140 participants who provided acceptable deep-lung sputum samples under the guidance of a respiratory therapist. Each volunteer also underwent a computed tomography (“CT”) scan, currently the standard of care for early detection of lung cancer.

Our clinical study designers determined that an additional 44 sputum samples from patients who have received a diagnosis of lung cancer but have not yet begun treatment would provide the data required to complete the Phase II trial.  The addition of these 44 samples will provide a statistically significant analysis of sensitivity and specificity of the assay for detecting lung cancer.  In December 2009, Biomoda signed a consulting agreement with Christiana Care Health Services for sputum sample procurement.  The Helen F. Graham Cancer Center will recruit a cohort of patients diagnosed with lung cancer to participate in the final stage of the Phase II pilot study of the investigational CyPath® assay, an early-stage diagnostic test for lung cancer.  The Company anticipates contracting with additional medical institutions to secure necessary sputum samples from lung cancer patients.  Completion of sample procurement is expected within 60 days of this filing after which time the results will be analyzed by the Principal Investigator and published in accordance with standard peer review and publishing guidelines for studies of this type.

We have begun preliminary design and coordination for the Phase III pivotal clinical trial of our in-vitro diagnostic for early-stage lung cancer. The multi-site Phase III trial will include up to 3,500 patients and will be designed to yield data and analysis sufficient for FDA approval of the assay in the last quarter of 2011 for commercial use in the United States.

Dr. Thomas L. Bauer, thoracic surgeon and cancer researcher with the Christiana Care Health System in Delaware, is the national Principal Investigator (“PI”) overseeing the Biomoda study. Bauer has led several lung and esophageal cancer studies. Bauer works with Dr. Lara Patriquin, a diagnostic radiologist in Albuquerque, who serves as the local PI for the study.

As of December, 31, 2009, there was $8,332 left to bill on the contract with New Mexico Tech for state funds, which was billed and paid as of February 22, 2010.  The contract completed in February 2010, and a final report has been submitted and accepted by New Mexico Tech.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K ,and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth St NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company’s headquarters are located at 609 Broadway NE, Albuquerque, New Mexico.  Its telephone number is (505) 821-0875 and its fax number is (866) 519-6156.  The mailing address is P.O. Box 11342, Albuquerque, NM 87192.

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

Developments and changes in technology that are favorable to the Company may significantly advance the potential of the Company's research while developments and advances in research methods outside of the methods the Company uses may severely hinder or halt completely the Company's development.

Before marketing any of its products, the Company will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to the Company. During each investigative study and prior to its completion, the results of the investigations will remain blinded to ensure the integrity of the study. The Company will not know the results of any study, favorable or unfavorable to the Company, until the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

Biomoda is a small company in terms of employees, technical and research resources, and capital. These factors could hinder the Company's ability to meet changes in the medical industry as rapidly or effectively as competitors with substantially more resources.

Costs in complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”), which regulates the quality and reliability of medical testing in the United States, adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, with respect to both time and costs, in the Company's research and development.

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company's strategy of seeking one or more collaborative arrangements with development and marketing partners, which may require that a collaborative partner be responsible for seeking and obtaining regulatory approvals either in foreign countries or in the United States. The Company intends to market its products throughout the world. Numerous regulatory agencies regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. We have not applied for and do not now have the approval of any foreign country to sell our products for diagnostic or therapeutic use.

Our products are subject to FDA approval and to post-approval FDA reporting requirements.

ITEM 2. PROPERTIES

The Company’s Research and Development facilities are located in Albuquerque, New Mexico, under a month-to-month lease at approximately $3,300 per month. R&D is housed in approximately 1,300 square feet that includes two state-of-the-art laboratories where primary research, assay validation and pre-clinical work is being conducted, and two administrative offices. For the expanded development phase, no manufacturing facilities will be needed. For the production phase, Biomoda plans to utilize contract manufacturers as appropriate.

ITEM 3. LEGAL PROCEEDINGS

Biomoda has filed a damages claim against defendants Alvin Robins and John Kearns with the Federal Court in case No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico.  The Court previously awarded a default judgment to Biomoda with regard to all its claims against defendants Alvin Robins and John Kearns.

We do not know of any environmental liability affecting our Company that would have a materially adverse effect on our business. However, various federal, state and local environmental laws make our Company liable for the costs of removal or remediation of certain hazardous or toxic substances. These laws often impose environmental liability regardless of whether the owner was responsible for or knew of the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent a property or to borrow using the property as collateral. No assurance can be given that the environmental assessments of our property revealed all environmental liabilities, or that a material, adverse environmental condition does not exist on property leased by us.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s stock began trading on November 21, 2006, on the OTC Bulletin Board under the symbol "BMOD" and closed on December 31, 2009, at $0.17 per share.

Holders of our Common Stock

As of March 26, 2010, the Company estimates that there were approximately 500 shareholders.

Dividends

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the near future.

Stock Option Grants

No stock options were granted in 2009.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any revenues from operations. There is no assurance of any future revenues. As of December 31, 2009, Biomoda had an accumulated deficit of $8,436,160 and a working capital deficit of $831,989. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

On July 19, 2006, we closed our offering of up to 6,000,000 shares of our common stock pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, declared effective on February 11, 2005. The Company’s market maker filed Form 211 with NASD Regulation to initiate quotations in our common stock on the OTC Bulletin Board. The request was cleared on October 19, 2006.

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash of $20,041.  Pursuant to an agreement with a member of our board of directors, $100,000 was raised in the last quarter of 2009.

We estimate that we will require $1,200,000 in the next twelve months to fund operations and are exploring various financing opportunities.

The State of New Mexico awarded approximately $350,000 for the legislative period ending June 30, 2008, and $1.3 million in state funds for the legislative period ending June 30, 2009, to conduct lung cancer screening of veterans in New Mexico.  State funds were awarded to the New Mexico Department of Veterans Services which contracted with New Mexico Tech to conduct the screening program.  New Mexico Tech subcontracted with Biomoda to perform the work contemplated by the New Mexico legislature. To date, we have received all of these funds. We are also pursuing congressionally directed medical research funds to further fund our Phase III clinical study program, among other public opportunities.

On March 17, 2010, we entered into a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “Purchasers ”), pursuant to which we agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the “Shares”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as described in the warrant agreement (the “Series I Warrants”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as described in the warrant agreement, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).

We received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after placement agent and legal fees) from the sale of the Shares and the Warrants.  The Shares and the shares of common stock issuable upon exercise of the Warrants will be registered pursuant to a registration statement to be filed with the Securities and Exchange Commission (the “Registration Statement”).

In addition to use for normal operating expenses, the initial proceeds from the recent funding are targeted to be used for two main objectives:

1.
Completion of the Phase II pilot study.  To expedite completion of the study, we anticipate contracting with medical cancer centers to collect the balance of the final control cohort of samples from patients diagnosed with lung cancer but not yet under treatment for the disease. Engaging these additional strategic sites will speed the start-up of our multi-site Phase III pivotal study.

2.
Developing strategies to enter the European market, including filing for approval of a CE mark.  The initial work includes an analysis of regulatory approvals needed for commercial sales in Europe and implementation of quality systems identified as necessary for approval within the European system.

Overall, we had negative cash flows of $16,813 for the year ended December 31, 2009, resulting from $80,555 used in the Company’s operating activities, $32,612 used in the Company’s investing activities, and $96,354 in cash provided by financing activities.

Cash Flows from Operating Activities - Net cash used in operating activities of $80,555 for the year ended December 31, 2009, was decreased primarily due to $1,043,725 in non-cash gain on extinguishment of debt in 2008.

Cash Flows from Investing Activities - Net cash used in investing activities of $32,612 for the year ended December 31, 2009, was decreased due to payments for patents and trademarks.

Cash Flows from Financing Activities - Net cash provided by financing activities of $96,354 for the year ended December 31, 2009, was decreased primarily due to the reduced issuances of common stock.

Results of Continuing Operations

We have recorded no significant revenue from inception through December 31, 2009.

Operating expenses decreased by $424,532 to $889,397 during the year ended December 31, 2009, compared to $1,313,931 for the year ended December 31, 2008. This decrease was primarily due to an increase in study reimbursements related to our New Mexico Department of Veterans Services study during 2009.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, consulting services, travel and general corporate activities. The decrease in these costs resulted from management’s cost-cutting efforts across the entire organization. We expect general and administrative costs to increase in the future as our business matures and develops. Such costs were primarily funded through the issuance of our common stock to conserve our cash resources.

Research and development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research and development costs decreased slightly due to management’s cost-cutting efforts. Research and development expense decreased primarily because of less stock issued as compensation. Additionally, during 2009 we received $878,145 for reimbursement of research and development costs related to a research study under the New Mexico Department of Veterans Services as compared to $677,169 received in 2008. These amounts reduced the costs recorded as research and development expenses by $640,970 for the year ended December 31, 2009.  We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, expect product development expenses to increase significantly in future periods. We expense product development costs as they are incurred.

Professional fees increased from $192,226 in 2008 to $231,448 in 2009 due to higher legal expense related to the Robins litigation.

Other income (expense) consists of interest and other income and expense. Interest expense decreased to $15,892 in 2009 from $45,375 in 2008. The decrease in interest expense was primarily related to the debt extinguishment of the ADOT loan.  In 2008, we also recorded a gain of $1,043,925 on extinguishment of the ADOT loan.

We had a net loss of $905,289 or $0.01 loss per share, and $315,263 or $0.00 loss per share, for the years ended December 31, 2009 and 2008, respectively, due to items discussed above.

Inflation

Management believes that inflation has not had a material effect on the Company’s results of operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet financing arrangements.

Critical Accounting Policies

Estimates

Critical estimates made by management are, among others, estimates for current and deferred taxes, recoverability of intangible assets, collectability of contract receivables, estimation of costs for long-term contracts, allowance for loss on contracts, value of patents and other intangibles, and the valuation of other assets. Actual results could materially differ from those estimates.

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $4,000, $91,000 and $2,721,000 of research and development expenses (after study reimbursements) for the years ended December 31, 2009, 2008 and for the period from Inception through December 31, 2009.

The accumulated costs associated with the research study are billed monthly to New Mexico Tech.  We record a receivable and a corresponding reduction in research and development expense in operations.  Total reduction of research and development costs at December 31, 2009, was $640,970.

Long-Lived Assets

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Biomoda, Inc.
(A Development Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Biomoda, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder's deficit and cash flows for the years ended December 31, 2009 and 2008 and the period from January 3, 1990 (inception) to December 31, 2009. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 include total revenues and net loss of $23 and $3,101,245, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years then ended and for the period from January 3, 1990 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 29, 2010

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$20,041	$36,854
Grants receivable	-	184,124
Deferred charges	9,573	-

Total current assets	29,614	220,978

Accounts receivable	-	81,797
Property and equipment, net of accumulated depreciation	-	1,984
of $ 17,436 and $15,425
Deferred charges	26,325	-
Patents and trademarks, net of accumulated amortization
of $315,495 and $268,387	113,645	114,576

Total assets	$169,584	$419,335

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$506,068	$289,199
Advances from stockholders	215,142	201,643
Short-term debt	114,978	90,873
Deferred liability	25,415	-

Total current liabilities	861,603	581,715

LONG-TERM DEBT	120,477	162,110

Total liabilities	982,080	743,825

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 share authorized;
and 79,514,589 and 77,004,589 issued; and 78,923,014 and 77,004,589 outstanding	7,626,166	7,206,381

Treasury stock, at cost 591,575 shares at December 31, 2009	(2,502)	-

Deficit accumulated during development stage	(8,436,160)	(7,530,871)

Total stockholders' deficit	(812,496)	(324,490)

Total liabilities and stockholders' deficit	$169,584	$419,335

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2009

	Year Ended December 31,		January 3, 1990 (Inception) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$(23)

Operating expenses
General and administrative	618,141	978,192	4,970,868
Professional fees	231,448	192,226	1,231,950
Depreciation and amortization	35,528	52,205	335,546
Research and development	4,280	91,308	2,721,003

Total operating expenses	889,397	1,313,931	9,259,367

Loss from operations	(889,397)	(1,313,931)	(9,259,344)

Other income (expense)
Gain on extinguishment of debt	-	1,043,925	1,326,028
Other income	-	118	34,037
Interest income	-	-	3,870
Interest expense	(15,892)	(45,375)	(540,751)

Total other income (expense)	(15,892)	998,668	823,184

Loss before provision for income taxes	(905,289)	(315,263)	(8,436,160)

Provision for income taxes	-	-	-

Net loss	(905,289)	(315,263)	(8,436,160)

Basic and diluted loss per common share	(0.01)	(0.00)

Basic and diluted weighted average number of common shares outstanding	76,690,417	72,607,361

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2009

	Year ended		January 3, 1990
	December 31,		(inception) to
	2009	2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(905,289)	$(315,263)	$(8,436,160)
Adjustments to reconcile net earnings to net
cash used in operating activities
Stock-based compensation	366,900	305,490	3,240,776
Depreciation and amortization	35,527	52,205	335,546
Interest converted to note payable	-	-	-
Write-off of license fee	-	-	1,250
Deferred charges	-	-	-
Loss on sale of assets	-	-	358
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	(1,043,725)	(1,283,964)
Changes in operating assets and liabilities
Accounts receivable	222,844	(41,001)	174,222
Other assets	7,179	3,241	14,799
Advances on research grants	25,415	-	25,415
Accounts payable and accrued liabilities	166,868	54,548	1,050,008

Net cash used in operating activities	(80,555)	(984,505)	(4,874,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(25,571)
Sales of property and equipment	-	-	1,139
Purchases of patents, trademarks and licenses	(32,612)	(61,426)	(446,138)
Organizational costs	-	-	(560)

Net cash used in investing activities	(32,612)	(61,426)	(471,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	105,000	710,306	3,002,883
Proceeds from line of credit from affiliated entity	-	28,703	2,680,882
Proceeds from stockholders' advances	13,499	16,654	175,732
Repayments of line of credit from affiliated entity	-	(69,107)	(341,107)
Proceeds/repayments of short-term debt	2,369	(71,692)	(107,323)
Repayments of long-term debt	(19,897)	(11,879)	(31,776)
Acquisition of treasury stock	(4,617)	-	(13,617)

Net cash provided by financing activities	96,354	602,985	5,365,674

NET (DECREASE) INCREASE IN CASH	(16,813)	(442,946)	20,041

Cash at beginning of year	36,854	479,800	-

Cash at end of year	$20,041	$36,854	$20,041

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Interest converted to note payable	$-		$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2009

				Accumulated Deficit During	Total Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Inception	-	$-	-	$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433			18,433
Cumulative Net Loss for the period from January 3, 1990 (date of inception) to December 31,1996				(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433	-	(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-			-
Net loss				(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	18,433	-	(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	10,000			10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	20,190			20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	276,350			276,350
Issuance of Common Stock Options, April 15, 1998		23,650			23,650
Exercise of Common Stock Options, November 2, 1998	62,237	23,670			23,670
Net loss				(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	372,293	-	(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	87,300			87,300
Issuance of Common Stock, for the month of March, 1999	310,000	150,300			150,300
Issuance of Common Stock, May 29, 1999	51,546	25,000			25,000
Issuance of Common Stock, June 2, 1999	95,092	50,000			50,000
Issuance of Common Stock, September 30, 1999	51,546	25,000			25,000
Issuance of Common Stock, December 29, 1999	92,005	50,143			50,143
Net loss				(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	760,036	-	(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	80,770			80,770
Issuance of Common Stock, May 12, 2000	253,609	56,000			56,000
Exercise of Common Stock Options, June 8, 2000	62,497	30,312			30,312
Issuance of Common Stock, for the month of September, 2000	96,745	21,086			21,086
Exercise of Common Stock Options, November 3, 2000	66,000	7,491			7,491
Issuance of Common Stock for Services, December 8, 2000	40,000	19,400			19,400
Net loss				(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	975,095	-	(949,967)	25,128

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2009
(Continued)

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 25, 2001	5,000	2,425			2,425
Issuance of Common Stock, January 31, 2001	160,000	24,000			24,000
Issuance of Common Stock for Services, April 6, 2001	15,000	7,276			7,276
Issuance of Common Stock, for the month of April, 2001	120,000	58,200			58,200
Issuance of Common Stock, June 28, 2001	20,000	9,700			9,700
Issuance of Common Stock, for the month of August, 2001	110,000	53,500			53,500
Issuance of Common Stock, November 7, 2001	10,000	5,000			5,000
Net loss				(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196	-	(1,322,622)	(187,426)
Net loss				(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	1,135,196	-	(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	147,000			147,000
Net loss				(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	1,282,196	-	(1,717,544)	(435,348)
Issuance of Common Stock for Services, February 9, 2004	35,000	5,250			5,250
Exercise of Common stock Options, February 9, 2004	60,000	30,000			30,000
Issuance of Common Stock for Services, August 5, 2004	85,000	12,750			12,750
Exercise of Common stock Options, September 27, 2004	200,000	30,000			30,000
Net loss, December 31, 2004				(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	1,360,196	-	(2,476,489)	(1,116,293)
Issuance of Common Stock for Services, May 27, 2005	30,000	4,500			4,500
Issuance of Common Stock for Services, October 12, 2005	40,000	6,000			6,000
Net loss, December 31, 2005				(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	1,370,696	-	(3,101,245)	(1,730,549)
Issuance of Common Stock for Services, October 23, 2006	690,000	544,500			544,500
Issuance of Common Stock in exchange for Debt, October 23, 2006	1,176,471	1,000,000			1,000,000
Issuance of Common Stock for Services, November 30, 2006	7,500	28,125			28,125
Issuance of Common Stock for Services, December 15, 2006	10,000	20,000			20,000
Issuance of Common Stock for Services, December 26, 2006	15,000	44,850			44,850
Stock-Based Compensation		35,042			35,042
Net loss, December 31, 2006				(1,807,312)	(1,807,312)
Balance, December 31, 2006	9,086,253	3,043,213	-	(4,908,557)	(1,865,344)

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2009
(Continued)

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2007	131,000.0	259,500			259,500
Issuance of Common Stock, January 2007	30,000.0	30,000			30,000
Issuance of Common Stock for Services, February 2007	150,000.0	157,500			157,500
Issuance of Common Stock for Services, March 2007	445,000.0	375,500			375,500
Issuance of Common Stock in exchange for Debt, March 2007	86,786.0	73,768			73,768
Exercise of Options, March 2007	2,000.0	1,000			1,000
Issuance of Common Stock for Services, April 2007	724,062.0	455,559			455,559
Issuance of Common Stock in exchange for Debt, April 2007	500,000.0	315,000			315,000
Issuance of Common Stock for Services, June 2007	920,000.0	154,600			154,600
Issuance of Common Stock, June 2007	343,000.0	41,667			41,667
Issuance of Common Stock for Services, July 2007	141,000.0	15,700			15,700
Issuance of Common Stock, July 2007	1,466,635.0	84,985			84,985
Issuance of Common Stock, August 2007	1,636,166.0	53,943			53,943
Issuance of Common Stock for Services, September 2007	160,000.0	12,800			12,800
Issuance of Common Stock, September 2007	2,416,248.0	54,819			54,819
Issuance of Common Stock, October 2007	1,557,730.0	36,457			36,457
Issuance of Common Stock in exchange for Debt, October 2007	165,000.0	16,500			16,500
Issuance of Common Stock for Services, November 2007	770,000.0	100,100			100,100
Issuance of Common Stock, November 2007	16,190,967.0	445,674			445,674
Issuance of Common Stock for Services, December 2007	90,140.0	21,634			21,634
Issuance of Common Stock, December 2007	11,303,996.0	385,250			385,250
Stock-Based Compensation		55,416			55,416
Net loss, December 31, 2007				(2,307,051)	(2,307,051)
Balance, December 31, 2007	48,315,983	$6,190,585	$-	$(7,215,608)	$(1,025,023)

Issuance of Common Stock, January 2008	3,887,100	155,077			155,077
Issuance of Common Stock for Services, February 2008	11,128,967	312,244			312,244
Issuance of Common Stock for Services, February 2008	1,500,000	180,000			180,000
Issuance of Common Stock for Services, March 2008	1,725,860	86,293			86,293
Issuance of Common Stock, March 2008	8,410,112	209,897			209,897
Issuance of Common Stock, for Cash, April 2008	1,328,142	33,268			33,268
Issuance of Common Stock for Services, April 2008	25,000	1,250			1,250
Issuance of Common Stock for Services, June 2008	237,237	17,779			17,779
Issuance of Common Stock for Services, July 2008	244,000	12,200			12,200
Issuance of Common Stock for Services, September 2008	125,000	5,000			5,000
Issuance of Common Stock for Services, October 2008	47,188	1,888			1,888
Issuance of Common Stock for Services, December 2008	30,000	900			900
Net loss, December 31, 2008				(315,263)	(315,263)
Balance, December 31, 2008	77,004,589	$7,206,381	$-	$(7,530,871)	$(324,490)
Issuance of Common Stock for Services, January 2009	30,000	1,200			1,200
Issuance of Common Stock for Services, June 2009	30,000	1,200			1,200
Addition to Treasury Shares September 30, 2009			(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	12,500			12,500
Issuance of Common Stock for Services, August 2009	100,000	7,000			7,000
Issuance of Common Stock for Cash, August 2009	100,000	5,000			5,000
Issuance of Treasury Shares for Services August 2009		220,000			220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	100,000			100,000
Issuance of Treasury Shares for Services October 2009		72,885	2,115		75,000
Net loss, December 31, 2009				(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	7,626,166	(2,502)	(8,436,160)	(812,496)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

1. ORGANIZATION

FORMATION AND NATURE OF BUSINESS

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (Inception).  On August 13, 2003, Biomoda formed a wholly owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda and Biomoda Holdings, Inc. are hereinafter collectively referred to as the "Company."  Biomoda Holdings was subsequently dissolved on January 8, 2010.

Biomoda's primary focus is on early cancer detection technology. Biomoda's unique cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxy Phenyl Porphine (“TCPP”), was developed at St. Mary's Hospital in Colorado and Los Alamos National Laboratory (“LANL”). Biomoda obtained a worldwide exclusive license to the TCPP technology from LANL in late 1995 and began new research broadening the scope of the original patent and technology. In November 2000, Biomoda filed a new U.S. provisional patent application defining the ability of Biomoda's version of TCPP to detect pre-cancerous and cancerous conditions in all human tissue. We have received three patents and currently have an additional application in progress. We have also received international patent rights in Japan, Mexico and Australia and have applied for patent rights in Europe and Canada. Biomoda began the commercialization process by trademarking the technology as CyPath®. Management expects to continue assay valuation work and register its product with the Food and Drug Administration (FDA) in 2011.

DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations and there is no assurance of any future revenues. As of December 31, 2009, Biomoda had an accumulated deficit of $8,436,160 and a working capital deficit of $831,989. Biomoda requires substantial additional funds to pursue its business plan and sustain its operations for the next twelve months.

Biomoda has raised approximately $1,920,000 in funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products, through the sale of Biomoda's common stock. There is no assurance that Biomoda will be able to obtain sufficient additional funds if needed, or that such funds, if available, will be obtainable on terms satisfactory to Biomoda. The consolidated financial statements do not include any adjustments that might be necessary should Biomoda be unable to continue as a going concern.

On March 17, 2010, we entered into a securities purchase agreement (the “ Purchase Agreement ”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “Purchasers ”), pursuant to which we agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the “ Shares ”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as described in the warrant agreement (the “ Series I Warrants ”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as described in the warrant agreement, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “ Series II Warrants ”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share (the “ Series III Warrants ” and together with the Series I Warrants and the Series II Warrants, the “ Warrants ”).

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

DEVELOPMENT STAGE AND GOING CONCERN (Continued)

We received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after placement agent and legal fees) from the sale of the Shares and the Warrants.  The Shares and the shares of common stock issuable upon exercise of the Warrants will be registered pursuant to a registration statement to be filed with the Securities and Exchange Commission (the “Registration Statement”).  See Note 12 for more details.

The receipt of these funds provides sufficient capital for approximately 9 months of our operations.

In addition to use for normal operating expenses, the initial proceeds from the recent funding are targeted to be used for two main objectives:

1.
Completion of the Phase II pilot study.  To expedite completion of the study, we anticipate contracting with medical cancer centers to collect the balance of the final control cohort of samples from patients diagnosed with lung cancer but not yet under treatment for the disease. Engaging these additional strategic sites will speed the start-up of our multi-site Phase III pivotal study.

2.
Developing strategies to enter the European market, including filing for approval of a CE mark.  The initial work includes an analysis of regulatory approvals needed for commercial sales in Europe and implementation of quality systems identified as necessary for approval within the European system.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding Biomoda's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Biomoda and its wholly owned subsidiary, Biomoda Holdings, Inc.  Biomoda Holdings, Inc. was dissolved on January 8, 2010.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RISKS AND CONTINGENCIES

Biomoda has a limited operating history. Biomoda has not yet generated significant revenue from its business operations. As a new operating entity in its current form, Biomoda faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; manage operations; competition; attract, retain and motivate qualified personnel; maintain and develop new strategic relationships; and the ability to anticipate and adapt to the changing biotechnology market and any changes in government regulations. Biomoda has no experience in obtaining regulatory clearance of these types of products. Therefore, Biomoda may be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

CONCENTRATIONS

The financial instruments that potentially expose Biomoda to a concentration of credit risk consist principally of cash. Biomoda places its cash with high credit quality institutions. From time to time, Biomoda maintains cash balances at certain financial institutions in excess of the current Federal Deposit Insurance Corporation ("FDIC") limit of $250,000.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Management believes that the carrying amounts of Biomoda's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities, approximated their fair values as of December 31, 2009, due to their short-term nature.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. Biomoda has assumed that leases with terms of less than five years will be renewed and has used the estimated renewal time frame for amortization purposes. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in results of operations.

LONG-LIVED ASSETS

Long-lived assets, including intangible assets such as patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairments of long-lived assets were recognized in 2009 or 2008; however there can be no assurance that market conditions will not change which could result in impairment of long-lived assets in the future.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PATENTS

Costs incurred in connection with securing a patent, including attorney’s fees, have been capitalized and are amortized over 17 years using the straight line-method. See Note 3 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Biomoda incurred approximately $4,000, $91,000 and $2,721,000 of research and development expenses for the years ended December 31, 2009 and 2008, and for the period from Inception through December 31, 2009.

The accumulated costs associated with our current research study are billed monthly to New Mexico Tech.  Biomoda records a receivable and a corresponding reduction in research and development expense in operations.  Total reduction of research and development costs for the year ended December 31, 2009, was $664,292.

INCOME TAXES

Biomoda accounts for income taxes under the provisions of ASC 740 – Income Taxes (formerly SFAS No. 109, "Accounting for Income Taxes").  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. A valuation allowance is established for any portion of the deferred tax asset that will likely not be realized.

STOCK-BASED COMPENSATION

All share-based payments to employees or consultants, including grants of employee stock options, are recognized in the financial statements based on their fair values on the grant date.

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. There were no dilutive potential common shares as of December 31, 2009 or 2008. Because Biomoda has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009, did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies.

In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10). FSP EITF 03-6-1 (ASC 260-10) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128 (ASC 260-10), Earnings Per Share. FSP EITF 03-6-1(ASC 260-10) is effective for the Company as of January 1, 2009, and in accordance with its requirements it will be applied retrospectively. The adoption of FSP EITF 03-6-1 (ASC 260-10) did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on Biomoda's present or future consolidated financial statements.

3. PATENTS

Biomoda had entered into license agreements with a major university and national laboratory to obtain rights for the purpose of developing, manufacturing, and selling products using its patented technologies. Under such agreement, Biomoda will pay royalties at varying rates based upon the level of revenues from licensed products. The agreement was terminated by Biomoda in June, 2009 . Biomoda has not incurred any royalty expense during the period from January 3, 1990, (inception) to December 31, 2009.  We have received three patents and currently have an additional application in progress. We have international patents issued in Australia, Japan and Mexico, and patents pending in Europe and Canada.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Trade accounts payable	$264,780	$218,150
Accrued expense – salary and other	235,497	67,445
Accrued taxes payable	5,791	3,604
Total	$506,068	$289,199

5. RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, Biomoda had advances and accrued interest of $215,142 and $201,643, respectively, payable to two of its stockholders. Such advances bore interest at 10% per annum and are due on demand. Interest expense related to such advances for the years ended December 31, 2009 and 2008, and for the period from inception through December 31, 2009, was approximately $13,000, $13,000 and $80,000, respectively.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

6. SHORT- AND LONG-TERM DEBT

We have entered into two  60-month leases with Beckman Coulter for two flow cytometers related to the New Mexico Department of Veterans Services study.  The total monthly payment for both leases is $3,621.  The total of all lease payments are classified as long-term debt. Biomoda invoices New Mexico Tech for the monthly lease payments made. As of December 31, 2009, Biomoda had billed New Mexico Tech $82,218 related to the payoff of one of the flow cytometers.  The total lease obligation at December 31, 2009, was $185,711, of which $65,234 has been classified as short-term debt.

We also have a promissory note payable to a former employee of the Company.  The note was originally due on December 31, 2008, subject to the availability of funds, and accrues interest at 5% after that date.  The current balance is $49,743, all of which has been classified as short-term debt in the accompanying balance sheet.

7. LINE OF CREDIT FROM AN AFFILIATED ENTITY

Biomoda had formerly entered into a line of credit agreement with Advanced Optics Electronics, Inc. (“Advanced Optics”), and as of December 31, 2007, Biomoda had a balance of approximately $814,000 on this line of credit and accrued interest of about $257,000.   Biomoda issued 1,176,471 shares to Advanced Optics to pay off this debt.  These shares were erroneously issued and when the error was discovered, it was determined that these shares should have been valued at $3,529,000.

In 2008, Biomoda disputed the amount due on the line of credit from Advanced Optics as Biomoda believed certain claims for expense payments made by Advanced Optics had been made in error.  In December 2008, Biomoda received a default judgment (see Note 11 for additional information regarding this litigation).

As a result of the default judgment, Biomoda discovered that no loan to Biomoda from Advanced Optics was ever consummated nor monies exchanged. Upon agreement with Advanced Optics, Biomoda has written off the $1,030,748 debt with regard to the loan from Advanced Optics and recorded the amount as extinguishment of debt in 2008.

8.  EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, Biomoda authorized the issuance of 4,000,000 shares of preferred stock. Biomoda designated 2,000,000 shares as the Series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of Biomoda. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2009, Biomoda has not issued any preferred shares.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

8.  EQUITY TRANSACTIONS (Continued)

COMMON STOCK

In July 2009, we entered into agreements with two members of our board of directors to sell each director up to 2,000,000 shares of our common stock at $0.05 per share for total cash consideration of $100,000 per agreement or $200,000 total.  The agreements allow the purchasers until December 31, 2009, to remit the full purchase price to us.  In the event the purchasers are unable to pay the full amount by December 31, 2009, we will issue common stock in an amount equal to the cash actually received, divided by $0.05 per share.

2009 Issuances

During the three months ended March 31, 2009, we issued 30,000 common shares to a consultant for services valued at $1,200.

During the three months ended June 30, 2009, we issued 30,000 common shares to a consultant for services valued at $1,200.

During the three months ended September 30, 2009, we issued 250,000 common shares to a consultant for services valued at $12,500 based upon the price of our common stock on the date of agreement.

During the three months ended September 30, 2009, we issued 100,000 of our restricted shares valued at $7,000 based upon the market price of our common stock on the date of grant to an employee in lieu of cash wages

During the three months ended September 30, 2009, we issued 100,000 shares pursuant $0.05 per share for total cash consideration of $5,000.

During the three months ended December 31, 2009, we issued 2,000,000 common shares pursuant to an agreement with a member of our board of directors for total cash consideration of $100,000.

2008 Issuances

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

During the three months ended December 31, 2008, Biomoda issued 77,188 common shares for services valued at $2,788.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

COMMON STOCK (Continued)

Treasury Stock Activity

We account for treasury stock as a reduction in capital stock based upon the cost of the shares acquired. Our treasury stock consists of shares returned from a settlement on a lawsuit, shares returned to the Company and shares purchased by the Company in the market.  During 2009, we acquired 2,091,575 shares at a cost of $4,617, of which 1,998,575 shares were acquired at zero cost as part of the litigation settlement further discussed below in Note 11 and the remaining 93,000 shares were acquired by the company in open market transactions.

During the three months ended December 31, 2009, we issued 500,000 common shares from our treasury stock for services valued at $75,000 based upon the price of our common stock on the date of agreement.

During the three months ended September 30, 2009, we issued 1,000,000 common shares from our treasury stock for services valued at $220,000 based upon the price of our common stock on the date of agreement.

As of December 31, 2009, we had 591,575 treasury shares remaining, acquired at a cost of $2,502.

OPTIONS

No options were granted in 2008 or 2009.  All options outstanding are fully vested, and there was no unrecognized stock-based compensation expense as of December 31, 2009 and 2008, respectively.

A summary of changes in outstanding options is as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2007	1,586,768	0.44
Exercised	-
Cancelled/forfeited	-
Options outstanding and exercisable at December 31, 2008	1,586,768	0.44
Exercised	-
Cancelled/forfeited	(448,000)	0.66
Options outstanding and exercisable at December 31, 2009	1,138,768	$0.36

The number of outstanding and exercisable options as of December 31, 2009, is provided below:

Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
1,030,000	$0.15	0.21
33,768	$0.90	5.67
75,000	$2.99	3.92
1,138,768	$0.36	0.61

Outstanding and exercisable options had no intrinsic value as of December 31, 2009.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

9. INCOME TAXES

For the years ended December 31, 2009 and 2008, and the period from Inception through December 31, 2009, Biomoda had no significant current or deferred net income tax expense. Biomoda has recorded a 100% valuation allowance on all deferred tax assets.

The net deferred income tax asset consists of the following at December 31, 2009 and 2008:

	2009	2008
Net operating losses	$2,786,000	$2,168,000
Deferred income tax liabilities	–	–
Subtotal	2,786,000	2,168,000
Valuation allowance	(2,786,000)	(2,168,000)
Net	$–	$–

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of December 31, 2009, will likely not be recognized. Consequently, Biomoda has established a valuation allowance against the entire deferred tax asset.

As of December 31, 2009, Biomoda had various federal and state net operating loss carry forward of approximately $6,784,000 that have initial carry forward periods between five and 20 years.

The utilization of some or all of Biomoda's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision (benefit) for income taxes for the years ended December 31, 2009 and 2008, is as follows:

	2009	2008
U.S. Federal statutory tax at 35%	$(316,900)	$(5,500)
State taxes, net of federal benefit	-	–
Permanent differences – primarily stock-based compensation	100,480	3,090
Valuation allowance	216,420	2,410
Provision (benefit) for income taxes	$–	$–

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

10. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2009 and 2008:

	2008	2007
Numerator for basic and diluted loss per common share: Net loss charged to common stockholders	$(905,289)	$(315,261)

Denominator for basic and diluted loss per common share: Weighted average number of shares	76,690,417	72,607,361

Basic and diluted loss per common share	$(0.01)	$(0.00)

Biomoda reported a net loss for the years ended December 31, 2009 and 2008. As a result, shares of common stock issuable upon exercise of stock options, 1,138,768 and 1,586,768, respectively, have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such stock options would be anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On November 10, 2003, Biomoda entered into a one-year lease agreement, with one-year renewal options, to lease a laboratory facility comprised of two labs and four offices. A one-year renewal was executed in November 2006. The monthly rental payment is approximately $3,368. This lease agreement was modified on October 29, 2007, to include approximately 1,000 square feet which includes two labs and one office for approximately $1,650 per month.  That lease ended December 15, 2008.

On December 15, 2008, Biomoda entered into a month-to-month agreement with WESST Enterprise Center for approximately 1,200 square feet of lab and office space at $2,700 per month.  In November, 2009, an additional office was leased for a new total of $3,300 per month. The Company has no fixed long-term lease commitments at December 31, 2009.

Total rent expense for the years ended December 31, 2009 and 2008, and for the period from inception through December 31, 2009, was approximately $31,000, $20,000 and $264,000 respectively.

LEGAL MATTERS

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
December 31, 2009 and 2008

LEGAL MATTERS (Continued)

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

In addition, on April 22, 2009, our President and current board member, John J. Cousins, resigned as a director and officer of ADOT, and Robins was appointed Chairman, Chief Executive Officer and President of ADOT. Pursuant to the Settlement, ADOT and attorneys representing Robins also transferred a total of 1,251,575 Biomoda shares to the Company and released Biomoda from all ADOT claims, including claims related to an alleged promissory note dated May 1, 2002, in the amount of $1,030,748, which was disputed and previously written off by Biomoda as of the year ended December 31, 2008.

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda has won default judgments against two Defendants, Alvin Robins and John Kearns on all counts alleged and in favor of Biomoda.  Biomoda submitted a final statement of damages to the Court in November, 2009, and the Court will determine the final damage amount owed by the Defendants to Biomoda.

12. SUBSEQUENT EVENTS

In January 2010, we issued 400,000 restricted shares pursuant to an agreement with a member of our board of directors for total cash consideration of $20,000 total.

In February 2010, we issued:

•	800,000 restricted shares pursuant to an agreement with a member of our board of directors for total cash consideration of $40,000 total.

•	480,000 restricted shares to employees as additional compensation.

•	300,000 treasury shares for services to a consultant valued at $60,000.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

12. SUBSEQUENT EVENTS (continued)

On March 17, 2010, we entered into a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “ Purchasers ”), pursuant to which we agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the  Shares”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as further described below (the “Series I Warrants”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as further described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).

We received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after the fees discussed below) from the sale of the Shares and the Warrants.  The Shares and the shares of common stock issuable upon exercise of the Warrants will be registered pursuant to a registration statement to be filed with the Securities and Exchange Commission (the “Registration Statement ”).

The Series I Warrants are exercisable to purchase an aggregate of 6,250,001 shares of the Company’s common stock over a five-year term at an exercise price equal to 125% of the closing price on March 12, 2010 (i.e., $0.20 per share), subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the Series I Warrant.  The Series I Warrants are not exercisable until six months following the closing of the Financing and expire on the fifth anniversary of the closing of the Financing.  If at any time after the Initial Exercise Date, as such term is defined in the warrant agreement, there is no effective Registration Statement registering the resale of the Warrant Shares by the Holders, then the Series I Warrant may also be exercised, in whole or in part, by means of a “cashless exercise.”

The Series II Warrants allow the holders to purchase up to an additional 3,750,001 shares of common stock by means of a “ cashless exercise.”  The Series II Warrants are to be automatically exercised on the 45th trading day following the Effective Date, which is defined as the earlier of the date that (a) all of the Registerable Securities (as defined in the Registration Rights Agreement) have been registered for resale by the holders thereof pursuant to a Registration Statement(s) declared effective by the SEC or (b) the date Rule 144 under the Securities Act of 1933 becomes available for the unrestricted resale of the Shares.   The Series II Warrants are intended to provide the investors pricing protection for the Financing with a floor price of $0.10 per share.  In the event the market price of the Company’s shares declines between the closing of the Financing and Effective Date, the Series II warrants will be automatically exercised on a cashless exercise basis and a number of additional shares will be issued to the investors who participated in the Financing in order to effectively reduce the per share purchase price paid in the Financing to the greater of (i) 80% of the 45-day volume weighted average trading price per share of the Company’s common stock immediately following the Effective Date and (ii) $0.10 per share.  As such, the greatest number of shares that could be issued pursuant to the Series II Warrants would be 3,750,001 shares.  At the Effective Date, the Series II Warrants will either be automatically exercised on a cashless exercise basis if the Company’s stock price is lower at the Effective Date as described above, or they will expire unexercised.  The adjustment associated with the Series II Warrants does not affect either the exercise price or number of shares covered by either the Series I Warrants or the Series III Warrants.

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

12. SUBSEQUENT EVENTS (continued)

At the Effective Date, the Series III Warrants provide the investors a 90-day right, subject to extension by a number of days equivalent to the number of days the Registration Statement is not effective during the Series III Warrant term, if applicable, to purchase an additional 6,250,001 shares of common stock from the Company at $0.16 per share.  The Series III Warrants are not subject to any adjustments with respect to the exercise price or number of shares covered, except in limited circumstances.  If at any time after the six- month anniversary of the Issue Date, there is no effective Registration Statement registering the resale of the Warrant Shares by the Holder, then the Series III Warrants may also be exercised, in whole or in part, by means of a “cashless exercise”

The Company also entered into a registration rights agreement (the “Rights Agreement”) at the closing of the Financing.  Pursuant to the Rights Agreement, the Company is obligated to file the Registration Statement with the SEC.  Failure to make such filing in a timely manner or have it declared effective within specified times will result in financial payments becoming due to the investors.  Further, the Company has agreed to seek shareholder approval to increase its authorized shares of common stock.

The placement agent for the Financing received a cash fee of $100,000 and a five-year warrant to purchase 625,000 shares of the Company’s common stock with an exercise price of $0.16 per share, as well as 625,000 Series I Warrants, 375,000 Series II Warrants and 625,000 Series III Warrants.  Additionally, the placement agent will receive 10% of the exercise price of all Series III Warrants which are ultimately exercised.  The Company also paid legal fees related to the Financing of $80,000.

In accordance with SFAS 165 (ASC 855-10) we reviewed all material events through March 29, 2010 and there are no other material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer have concluded that as of December 31, 2009, such disclosure controls and procedures were not effective.

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

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION

On October 23, 2009, we issued an 8-K Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.  Please see full text on www.sec.gov website.

On October 15, 2009, the Board of Directors of Biomoda, Inc. (the “Company”) elected Maria Zannes to serve as Corporate Secretary.  Ms. Zannes has been a Director of Biomoda since May 1, 2008.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information, as of December 31, 2009, concerning the Company’s directors and executive officers:

Name	Age	Position	Since
John J. Cousins	53	President, Treasurer, Director, Chief Financial Officer and Controller	April 2002
Maria Zannes David Lambros Lewis White.	54 55 56	Corporate Secretary and Director Director Director	May, 2008 May, 2008 May, 2008

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

John J. Cousins, President, Director and Controller. Mr. Cousins began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment, and the American Broadcasting Company television network. He was named vice president of Cimarron Business Development Corporation, a southwest regional merchant and investment banking operation in 1990. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm. Mr. Cousins is a Director of American Homecoming Foundation, a non-profit organization created to help homeless veterans.  Mr. Cousins is also a Director of  New Mexico Biotechnology and Biomedical Association (NMBio). NMBio was established to provide a forum for information exchange in the life sciences, develop initiatives to enhance small business success, provide education and outreach, help establish collaborations, and publicize the New Mexico bioscience industry.  NMBio is an affiliate of the national Biotechnology Industry Organization.  Mr. Cousins has been President, Treasurer, Controller and a Director of Biomoda since 2002.

Maria Zannes, Corporate Secretary and Director. Ms. Zannes brings more than 25 years of experience in the environmental and energy industry from federal lobbyist to  company president. Formerly the president of a national waste-to-energy trade group in Washington, D.C., Ms. Zannes currently consults for private clients in the medical and waste industry. She was a legislative aide and press secretary to Congressman Charles Wilson (D-Texas) after leaving her home state of New Mexico where she began her career as a journalist. Ms. Zannes is licensed to practice law in Washington State and New Mexico. She is a research associate with Columbia University Earth Engineering Center.

David Lambros, Director. Mr. Lambros was the elected law director of Brook Park, Ohio, and presently serves as the law director of the Village of Valley View and the Village of Kelleys Island, Ohio. As law director, he serves as the chief legal counsel to cities negotiating with corporations and business, and is an expert in municipal law. Mr. Lambros has practiced law for more than 25 years and served on various boards, including Commerce Exchange Bank and Southwest General Hospital. He presently is a director on the Systems Board at Southwest General Hospital, a multi-million dollar company.

Lewis White, Director. Mr. White is a major shareholder of Biomoda and is both director and CEO of New Energies Nebraska, LLC, a subsidiary of Standard Alcohol Company. He has also served as CEO of Los Hojas Corporation and owned a childcare business for 20 years, which he followed with an interest in business investment through real estate and a food services business catering to niche markets. Mr. White attended the University of Nebraska at Omaha where majored in Business Administration and worked for the State of Nebraska.

Family Relationships

Maria Zannes and David Lambros are cousins.  Aside from that, there are no family relationships that exist among the directors, officers, or other persons nominated to become such.

Term of Officers

All executive officers are appointed by the board and hold office until the board appoints their successors.

Code of Ethics

For the year ended December 31, 2009, the Company did not have formal written values and ethical standards. However, the Company management actively communicates values and ethical standards during company-wide meetings. Such standards will be outlined in the human resource manual which will be completed before the end of 2010.

Audit Committee

Currently the Board of Directors acts as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2009, the Company complied with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders.

Involvement in Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading

Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Biomoda has filed a damages claim against defendants Alvin Robins and John Kearns with the Federal Court in case No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico.   The Court previously awarded a default judgment to Biomoda with regard to all its claims against defendants Alvin Robins and John Kearns.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation earned for services rendered in all capacities by the Company’s executive officers for 2009 and 2008:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (d)	Option Awards ($) (e)	Non-Equity Incentive Plan Compensation (f)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compen-sation ($) (h)	Total (i)

John Cousins,
President, Director	2009	$97,392	$0					$97,392
	2008	$149,628	$8,550					$158,178
Maria Zannes,
Corporate Secretary and Director	2009	$0						$0
Verrity Gershin*
	2009	$53,025	$0					$53,025
	2008	$65,215	$1,500					$66,715

*Verrity Gershin was the former Corporate Secretary of Biomoda and now is the Office Manager.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2009

No options were awarded in 2009

LONG-TERM COMPENSATION PLANS

As of December 31, 2009, there are no long-term incentive or retirement plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 31, 2009, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2009, there were 79,514,589 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Beneficial Ownership	Amount of Beneficial Ownership	Percent of class
Common Stock (no par value)	John Cousins (Director/ Exec Officer) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	2,800,000	3.47%

Common Stock (no par value)	Lewis White P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	3,071,000	3.86%

Common Stock (no par value)	Maria Zannes (Corporate Secretary & Director) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	608,000.76%

Common Stock (no par value)	David Lambros (Director) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	302,780.38%

Common Stock (no par value)	All Directors and Officers as a group	Direct	6,781,780	8.48%

 There are no agreements, contracts or arrangements that the Company is part of or knows about that would result in a change of control of the Company.

STOCK OPTIONS

Date	Name	Options Outstanding	Percent of Options Outstanding	Price	Expiration
12/1/03	Herbert Whitaker	75,000	6.59%	$2.99	12/1/13
3/17/00	Ari Ma’ayan	180,000	15.81%	$0.15	3/22/10
3/17/00	Dr. Jeff Garwin	850,000	74.64%	$0.15	3/16/10
9/1/05	Stuart Ferguson	33,768	2.97%	$0.90	9/1/15
		1,138,768	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2009, the Company had advances of approximately $215,000 payable to two of its stockholders. Such advances bore interest at 10% per annum and are due on demand. Management and the board of directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2010. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2009 and 2008, and for the period from Inception through December 31, 2009, was approximately $13,000, $13,000 and $80,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by GBH CPAs, PC for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, were approximately $38,300 and $35,000, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Our accountants did not bill any fees for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2009 and 2008.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2009 and 2008, were $0 and $8,000 respectively.

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

BIOMODA, INC.

Dated: March 30, 2010	By:	/s/ John J. Cousins
John J. Cousins
President (Principal Executive and Accounting Officer)

/s/ Maria Zannes
Maria Zannes
Director