Form 10-K/A
period 2009-12-31
BIOMODA INC/NM
filed 2010-04-30
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Management noted that there were no material weaknesses related to the policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

• Provide reasonable assurance that our receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

 •   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The Company's material weaknesses exist in its period-end closing procedures and specifically relate to the procedures designed to ensure that:

All expenses are properly accrued and reported in the proper period;

Deferred charges are properly amortized to expense in the proper accounting period; and

All required GAAP and SEC disclosures are made in its annual filings.

To remedy these material weaknesses, the Company intends to modify its monthly closing procedures to allow for additional levels of management review to ensure all expenses are recorded or amortized in the correct accounting period.  The Company will also implement additional procedures, including the use of disclosure checklists and possibly outside consultants, if cost effective, to ensure required GAAP and SEC disclosures are made in its annual and quarterly reports.

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

BIOMODA, INC.

Dated: April 30, 2010	By:	/s/ John J. Cousins
John J. Cousins
President (Principal Executive and Accounting Officer)

/s/ Maria Zannes
Maria Zannes
Director