Form 10-Q
period 2010-03-31
BIOMODA INC/NM
filed 2010-05-24
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of issuer’s shares of Common Stock outstanding as of May 21, 2010 was 87,444,590.

PART I. Financial Information

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$384,319	$20,041
Deferred charges	9,573	9,573

Total current assets	393,892	29,614

Deferred charges	23,932	26,325
Patents and trademarks, net of accumulated amortization
of $321,725 and $315,495	116,486	113,645

Total assets	$534,310	$169,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$296,539	$506,068
Advances from stockholders	218,517	215,142
Short-term debt	108,322	114,978
Derivative liabilities - warrant instruments	4,653,822	-
Derivative liabilities - options	28,117	-
Deferred liability	-	25,415

Total current liabilities	5,305,317	861,603

LONG-TERM DEBT
Notes payable	109,612	120,477
Total liabilities	5,414,929	982,080

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 share authorized;
87,444,590 and 79,514,589 issued and 87,053,015 and
78,923,014 outstanding, respectively	5,319,190	7,626,166

Treasury stock, at cost 391,575 and 591,575 shares, respectively	(1,233)	(2,502)

Deficit accumulated during development stage	(10,198,576)	(8,436,160)

Total stockholders' deficit	(4,880,619)	(812,496)

Total liabilities and stockholders' deficit	$534,310	$169,584

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		January 3, 1990 (Inception) to
	2010	2009	March 31, 2010
Revenue	$-	$-	$23

Operating Expenses
General and administrative	264,367	42,612	5,235,235
Professional fees	111,347	40,928	1,343,297
Depreciation and amortization	6,230	16,114	341,776
Research and development	47,950	(5,059)	2,768,953

Total operating expenses	429,894	94,595	9,689,261

Loss from operations	(429,894)	(94,595)	(9,689,238)

Other Income (Expense)
Gain on extinguishment of debt	-	-	1,326,028
Gain on sale of assets	2,068	-	2,068
Unrealized loss on derivative liabilities -
warrant instruments	(1,323,549)	-	(1,323,549)
Unrealized loss on derivative liabilities -
options	(7,083)	-	(7,083)
Other income	-	-	34,037
Interest income	-	-	3,870
Interest expense	(3,958)	(3,399)	(544,709)

Total other income (expense)	(1,332,522)	(3,399)	(509,338)

Loss before provision for income taxes	(1,762,416)	(97,994)	(10,198,576)

Provision for income taxes	-	-	-

Net Loss	$(1,762,416)	$(97,994)	$(10,198,576)

Basic and diluted loss per common share
	($0.02)	($0.00)
Basic and diluted weighted average number of common shares outstanding
	80,100,033	77,008,922

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months		January 3, 1990
	Ended March 31,		(inception) to
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,762,416)	$(97,994)	$(10,198,576)
Adjustments to reconcile net earnings to net
cash used in operating activities
Stock based compensation	165,600	1,200	3,406,376
Depreciation and amortization	6,230	16,114	341,776
Unrealized loss on derivative liabilities - warrant instruments	1,323,549	-	1,323,549
Unrealized loss on derivative liabilities - options	7,083	-	7,083
Write off of license fee	-	-	1,250
Gain/loss on sale of assets	(2,068)	-	(1,710)
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Changes in operating assets and liabilities
Accounts receivable	-	126,170	174,222
Other assets	2,393	-	17,192
Advances on research grants	(25,415)	-	-
Accounts payable and accrued liabilities	(209,529)	33,272	840,479

Net cash provided by (used in) operating activities	(494,573)	78,762	(5,369,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	2,068	-	3,207
Purchase of equipment	-	-	(25,571)
Organizational costs	-	-	(560)
Purchases of patents, trademarks and licenses	(9,071)	(3,307)	(455,209)

Net cash used in investing activities	(7,003)	(3,307)	(478,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	880,000	-	3,882,883
Proceeds from stockholders' advances	3,375	3,375	179,107
Repayment of line of credit from affiliated entity	-	-	(341,107)
Proceeds/repayments of short-term debt	592	-	(106,731)
Proceeds from line of credit from affiliated company	-	-	2,680,882
Repayments of long-term debt	(18,113)	(5,377)	(49,889)
Acquisition of treasury stock	-	-	(13,617)

Net cash provided by (used in) financing activities	865,854	(2,002)	6,231,528

NET INCREASE IN CASH	364,278	73,453	384,319

Cash at beginning of year	20,041	36,854	-

Cash at end of year	$384,319	$110,307	$384,319

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Derivative liability incurred through issuance of warrants	$3,351,307	$-	$3,351,307
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2010

	Common Stock
	Shares	Amount	Treasury Stock	Accumulated Deficit During Development Stage	Total Stockholders' Equity (Deficit)
Inception	-	$-	$-	$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433			18,433
Cumulative Net Loss for the period from January 3, 1990 (date of inception) to December 31,1996				(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433		(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-			-
Net loss				(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	$18,433		(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	$10,000			10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	$20,190			20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	$276,350			276,350
Issuance of Common Stock Options, April 15, 1998		$23,650			23,650
Exercise of Common Stock Options, November 2, 1998	62,237	$23,670			23,670
Net loss				(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	$372,293		(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	$87,300			87,300
Issuance of Common Stock, for the month of March, 1999	310,000	$150,300			150,300
Issuance of Common Stock, May 29, 1999	51,546	$25,000			25,000
Issuance of Common Stock, June 2, 1999	95,092	$50,000			50,000
Issuance of Common Stock, September 30, 1999	51,546	$25,000			25,000
Issuance of Common Stock, December 29, 1999	92,005	$50,143			50,143
Net loss				(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	$760,036		(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	$80,770			80,770
Issuance of Common Stock, May 12, 2000	253,609	$56,000			56,000
Exercise of Common Stock Options, June 8, 2000	62,497	$30,312			30,312
Issuance of Common Stock, for the month of September, 2000	96,745	$21,086			21,086
Exercise of Common Stock Options, November 3, 2000	66,000	$7,491			7,491
Issuance of Common Stock for Services, December 8, 2000	40,000	$19,400			19,400
Net loss				(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	$975,095		(949,967)	25,128
Issuance of Common Stock for Services, January 25, 2001	5,000	$2,425			2,425
Issuance of Common Stock, January 31, 2001	160,000	$24,000			24,000
Issuance of Common Stock for Services, April 6, 2001	15,000	$7,276			7,276
Issuance of Common Stock, for the month of April, 2001	120,000	$58,200			58,200
Issuance of Common Stock, June 28, 2001	20,000	$9,700			9,700
Issuance of Common Stock, for the month of August, 2001	110,000	$53,500			53,500
Issuance of Common Stock, November 7, 2001	10,000	$5,000			5,000
Net loss				(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196		(1,322,622)	(187,426)

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31,
(Continued)

Common Stock
Shares	Amount	Treasury Stock	Accumulated Deficit During Development Stage	Total Stockholders' Equity (Deficit)

Net loss				(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	$1,135,196		(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	$147,000			147,000
Net loss				(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	$1,282,196		(1,717,544)	(435,348)
Issuance of Common Stock for Services, February 9, 2004	35,000	$5,250			5,250
Exercise of Common stock Options, February 9, 2004	60,000	$30,000			30,000
Issuance of Common Stock for Services, August 5, 2004	85,000	$12,750			12,750
Exercise of Common stock Options, September 27, 2004	200,000	$30,000			30,000
Net loss, December 31, 2004				(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	$1,360,196		(2,476,489)	(1,116,293)
Issuance of Common Stock for Services, May 27, 2005	30,000	$4,500			4,500
Issuance of Common Stock for Services, October 12, 2005	40,000	$6,000			6,000
Net loss, December 31, 2005				(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	$1,370,696		(3,101,245)	(1,730,549)
Issuance of Common Stock for Services, October 23, 2006	690,000	$544,500			544,500
Issuance of Common Stock in exchange for Debt, October 23, 2006	1,176,471	$1,000,000			1,000,000
Issuance of Common Stock for Services, November 30, 2006	7,500	$28,125			28,125
Issuance of Common Stock for Services, December 15, 2006	10,000	$29,000			29,000
Issuance of Common Stock for Services, December 26, 2006	15,000	$44,850			44,850
Acquisition of Treasury Stock, June 30, 2006			(9,000)		(9,000)
Stock-Based Compensation		$35,042			35,042
Net loss, December 31, 2006				(1,807,312)	(1,807,312)
Balance, December 31, 2006	9,086,253	$3,052,213	(9,000)	(4,908,557)	(1,865,344)
Issuance of Common Stock for Services, January 2007	131,000.0	$259,500			259,500
Issuance of Common Stock, January 2007	30,000.0	$30,000			30,000
Issuance of Common Stock for Services, February 2007	150,000.0	$157,500			157,500
Issuance of Common Stock for Services, March 2007	445,000.0	$375,500			375,500
Issuance of Common Stock in exchange for Debt, March 2007	86,786.0	$73,768			73,768
Exercise of Options, March 2007	2,000.0	$1,000			1,000
Issuance of Common Stock for Services, April 2007	724,062.0	$455,559			455,559
Issuance of Common Stock in exchange for Debt, April 2007	500,000.0	$315,000			315,000
Issuance of Common Stock for Services, June 2007	920,000.0	$154,600			154,600
Issuance of Common Stock, June 2007	343,000.0	$41,667			41,667
Issuance of Common Stock for Services, July 2007	141,000.0	$15,700			15,700
Issuance of Common Stock, July 2007	1,466,635.0	$84,985			84,985
Issuance of Common Stock, August 2007	1,636,166.0	$53,943			53,943
Issuance of Common Stock for Services, September 2007	160,000.0	$12,800			12,800
Issuance of Common Stock, September 2007	2,416,248.0	$54,819			54,819
Issuance of Common Stock, October 2007	1,557,730.0	$36,457			36,457
Issuance of Common Stock in exchange for Debt, October 2007	165,000.0	$16,500			16,500
Issuance of Common Stock for Services, November 2007	770,000.0	$100,100			100,100
Issuance of Common Stock, November 2007	16,190,967.0	$445,674			445,674
Issuance of Common Stock for Services, December 2007	90,140.0	$21,634			21,634
Issuance of Common Stock, December 2007	11,303,996.0	$385,250			385,250
Stock-Based Compensation		$55,416			55,416
Net loss, December 31, 2007				(2,307,051)	(2,307,051)

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31,
(Continued)

Common Stock
Shares	Amount	Treasury Stock	Accumulated Deficit During Development Stage	Total Stockholders' Equity (Deficit)

Balance, December 31, 2007	48,315,983	$6,199,585	$(9,000)	$(7,215,608)	$(1,025,023)
Issuance of Common Stock, January 2008	3,887,100	$155,077			155,077
Issuance of Common Stock for Services, February 2008	11,128,967	$312,244			312,244
Issuance of Common Stock for Services, February 2008	1,500,000	$180,000			180,000
Issuance of Common Stock for Services, March 2008	1,725,860	$86,293			86,293
Issuance of Common Stock, March 2008	8,410,112	$209,897			209,897
Issuance of Common Stock, April 2008	1,328,142	$33,268			33,268
Issuance of Common Stock for Services, April 2008	25,000	$1,250			1,250
Issuance of Common Stock for Services, June 2008	237,237	$17,779			17,779
Issuance of Common Stock for Services, July 2008	244,000	$12,200			12,200
Issuance of Common Stock for Services, September 2008	125,000	$5,000			5,000
Issuance of Common Stock for Services, October 2008	47,188	$1,888			1,888
Issuance of Common Stock for Services, December 2008	30,000	$900			900
Net loss, December 31, 2008				(315,263)	(315,263)
Balance, December 31, 2008	77,004,589	$7,215,381	$(9,000)	$(7,530,871)	$(324,490)
Issuance of Common Stock for Services, January 2009	30,000	$1,200			1,200
Issuance of Common Stock for Services, June 2009	30,000	$1,200			1,200
Adjustment to Treasury Shares on June 30, 2009		$(9,000)	$9,000		-
Addition to Treasury Shares September 30, 2009			$(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	$12,500			12,500
Issuance of Common Stock for Cash, August 2009	100,000	$5,000			5,000
Issuance of Common Stock for Services, August 2009	100,000	$7,000			7,000
Issuance of Treasury Shares for Services August 2009		$220,000			220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	$100,000			100,000
Issuance of Treasury Shares for Services October 2009		$72,885	$2,115		75,000
Net loss, December 31, 2009				$(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	$7,626,166	$(2,502)	$(8,436,160)	$(812,496)
Issuance of Common Stock for cash January 2010	400,000	$20,000			20,000
Issuance of Common Stock for cash February 2010	800,000	$40,000			40,000
Issuance of Common Stock for services February 2010	480,000	$105,600			105,600
Issuance of Treasury Shares for Services February 2010		$58,731	$1,269		60,000
Issuance of Common Stock and Warrants for Cash March 2010	6,250,001	$820,000			820,000
Derivative liabilities on warrants and non-employee options		$(3,351,307)			(3,351,307)
Net loss, March 31, 2010				(1,762,416)	(1,762,416)
Balance, March 31, 2010	87,444,590	5,319,190	(1,233)	(10,198,576)	(4,880,619)

The accompanying notes are an integral part of these consolidated financial statements.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of  Biomoda, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with  Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2009 Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2009 as reported on Form 10-K have been omitted.

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

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990, and have not generated any significant revenues from operations and there is no assurance of any future revenues. We had a continuing government research grants for the fiscal year ended June 30, 2009, of $1.3 million which was used to pay for research costs.  As of March 31, 2010, we had an accumulated deficit of $10,198,576 and a working capital deficit of $4,911,425. These factors create a substantial doubt as to our ability to continue as a going concern.

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

3.  CRITICAL ACCOUNTING POLICIES

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of ASC Topic No. 815 – 40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions).  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. The Company evaluates whether warrants or convertible instruments contain provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective debt, warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. Instruments with such provisions are now treated as a liability and recorded at fair value at each reporting date.

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results from operations.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of March 31, 2010, the Company’s potentially dilutive securities consist of outstanding warrants and options. These potentially dilutive securities have been excluded from the net loss per common share calculation for all periods presented as their effect would be anti-dilutive.

5.  COMMON AND TREASURY STOCK

Common Stock

During the three months ended March 31, 2010, we issued 480,000 restricted common shares to employees as additional compensation.  These shares were valued at $105,600 based upon the Company’s stock price on the date of grant.

During the three months ended March 31, 2010, we issued 1,200,000 restricted common shares pursuant to an agreement with members of our board of directors for total cash consideration of $60,000.

On March 17, 2010, we entered into a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “Purchasers”), pursuant to which we agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the  “Shares”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as further described below (the “Series I Warrants”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as further described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).

We received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after the fees discussed below) from the sale of the Shares and the Warrants.  The Shares and the shares of common stock issuable upon exercise of the Warrants are registered pursuant to a registration statement filed with the Securities and Exchange Commission (the “Registration Statement”) on April 9, 2010.  For information on the Warrants, see Note 6.

In connection with the private placement, we paid our placement agent a cash fee of $100,000 and issued it a 5-year warrant to purchase 625,000 shares of our common stock with an exercise price of $0.16 per share. LifeTech will also receive 625,000 Series I Warrants, 375,000 Series II Warrants and 625,000 Series III Warrants. In addition, LifeTech will receive 10% of the exercise price of all Series III Warrants which are exercised.  We also paid legal fees of approximately $80,000 related to the private placement.

During the three months ended March 31, 2009, we issued 30,000 common shares to a consultant for services valued at $1,200.

Treasury Stock

We account for treasury stock as a reduction in capital stock based upon the cost of the shares acquired. Our treasury stock consists of shares returned pursuant to the settlement of a lawsuit, shares returned to the Company and shares purchased by the Company in the market.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

 5.  COMMON AND TREASURY STOCK (Continued)

Treasury Stock (Continued)

During the three months ended March 31, 2010, we issued 300,000 common shares from our treasury stock for services valued at $60,000 based upon the price of our common stock on the date of agreement.

During the three months ended March 31, 2010, we acquired 100,000 shares of common stock at zero cost as part of a settlement agreement with a vendor.

As of March 31, 2010, we had 391,575 treasury shares remaining, acquired at a cost of $1,233.

6.  STOCK OPTIONS AND WARRANTS

Options

No options were granted during the three months ended March 31, 2010 and 2009, respectively. All options outstanding are fully vested and exercisable, and there was no unrecognized stock-based compensation expense as of March 31, 2010 and 2009, respectively.

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/09	1,138,768	$0.36
Issued	-	-
Exercised	-	-
Cancelled/Expired	1,030,000	$0.15
Outstanding at 3/31/10	108,768	$2.34

Outstanding and exercisable options had a weighted average remaining life of 4.2 years and no intrinsic value as of March 31, 2010.

Warrants

A summary of the changes in warrants outstanding during the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/09	-	$-
Issued	18,500,003	0.16
Exercised	-	-
Cancelled/Expired	-	$-
Outstanding at 3/31/10	18,500,003	$0.16

As of March 31, 2010, outstanding warrants had an intrinsic value of $2,405,000 and a weighted average remaining contractual term of 2 years.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6.  STOCK OPTIONS AND WARRANTS (Continued)

Pursuant to a securities purchase agreement described in Note 5 above, we issued Series I, II, and III Warrants.  The Series I Warrants are exercisable to purchase an aggregate of 6,875,001 shares of the Company’s common stock over a five-year term at an exercise price equal to 125% of the closing price on March 12, 2010 or $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the Series I Warrant.  The Series I Warrants are not exercisable until six months following the closing of the purchase agreement and expire on the fifth anniversary of the closing of the purchase agreement.  If at any time after the Initial Exercise Date, as such term is defined in the warrant agreement, there is no effective Registration Statement registering the resale of the Warrant Shares by the Holders, then the Series I Warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” A Registration Statement to register the Warrant Shares was filed and declared effective on May 6, 2010.

The Series II Warrants allow the holders to purchase up to an additional 4,125,001 shares of common stock by means of a “cashless exercise.”  The Series II Warrants are to be automatically exercised on the 45th trading day following the Effective Date, which is defined as the earlier of the date that (a) all of the Registerable Securities (as defined in the Registration Rights Agreement) have been registered for resale by the holders thereof pursuant to a Registration Statement(s) declared effective by the SEC or (b) the date Rule 144 under the Securities Act of 1933 becomes available for the unrestricted resale of the Shares.   The Series II Warrants are intended to provide the investors pricing protection for the purchase agreement with a floor price of $0.10 per share.  In the event the market price of the Company’s shares declines between the closing of the purchase agreement and Effective Date, the Series II warrants will be automatically exercised on a cashless exercise basis and a number of additional shares will be issued to the investors who participated in the Financing in order to effectively reduce the per share purchase price paid in the purchase agreement to the greater of (i) 80% of the 45-day volume weighted average trading price per share of the Company’s common stock immediately following the Effective Date and (ii) $0.10 per share.  As such, the greatest number of shares that could be issued pursuant to the Series II Warrants would be 4,125,001 shares.  At the Effective Date, the Series II Warrants will either be automatically exercised on a cashless exercise basis if the Company’s stock price is lower at the Effective Date as described above, or they will expire unexercised.  The adjustment associated with the Series II Warrants does not affect either the exercise price or number of shares covered by either the Series I Warrants or the Series III Warrants.  The Series II Warrants will expire on July 9, 2010.

At the Effective Date, the Series III Warrants provide the investors a 90-day right, subject to extension by a number of days equivalent to the number of days the Registration Statement is not effective during the Series III Warrant term, if applicable, to purchase an additional 6,875,001 shares of common stock from the Company at $0.16 per share.  The Series III Warrants are not subject to any adjustments with respect to the exercise price or number of shares covered, except in limited circumstances.  The Registration Statement was filed and became effective on  May 6, 2010.

In connection with the private placement, we paid our placement agent 625,000 warrants. These warrants provide the agent a 5 year right to acquire shares of the company’s stock at $0.16 per share. These warrants are not subject to any adjustments with respect to the exercise price or number of shares covered, except in limited circumstances.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.   DERIVATIVE LIABILITIES – WARRANTS AND OPTIONS

Series I Warrants

The Company determined that Series I Warrants to purchase a total of 6,875,001 shares of common stock issued pursuant to the March 2010 Securities Purchase Agreement contained provisions that protect holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  The Company measured the fair value of these instruments as of March 31, 2010, and recorded $591,127 unrealized loss to the statement of operations for the three months ended March 31, 2010. The Company determined the fair values of these securities using a lattice valuation model.

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of March 31, 2010:

Common stock issuable upon exercise of warrants	6,875,000
Estimated market value of common stock on measurement date	$0.29
Exercise price	$0.25
Risk free interest rate (1)	3.00%
Warrant lives in years	5.0
Expected volatility (2)	201.62%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	12.5%

(1)	The risk-free interest rate was determined by reference to the yield of US Treasury securities with a term of 5 years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.   DERIVATIVE LIABILITIES – WARRANTS AND OPTIONS (Continued)

Insufficient Authorized but Unissued Shares of Common Stock

The Company currently has a potential obligation to issue 106,053,361 shares of common stock upon the exercise of outstanding warrants and options held by non-employees. The Company had 87,053,015 shares of common stock outstanding at March 31, 2010, and 100,000,000 shares of common stock authorized at March 31, 2010. If the warrants and options were to be fully exercised, the Company would exceed its shares authorized by 6,053,361 shares at March 31, 2010.

As we no longer have sufficient shares authorized to settle all of our outstanding contracts, this triggered a change in the manner in which the Company accounts for the warrants and stock options held by non-employees. The Company began to account for these warrants and stock options utilizing the liability method. Pursuant to ASC 815-40-05,"If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders' equity."  Accordingly, during the quarter ended March 31, 2010, the Company charged the amount of $1,570,724 to stockholders' equity.

The accounting guidance states that the warrants and stock options which are a derivative liability should be revalued each reporting period. The recorded value of such warrants and stock options can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants and stock options, as well as in the volatility of the stock price during the term used for observation and the term remaining for warrants.

During the three months ended March 31, 2010, for all warrants outstanding other than the Series I Warrants described above that, due to their terms, are already accounted for as a derivative liability, we recognized a loss of $732,422_for the change in the fair value of the liability associated with these warrants, and $7,083 for the change in the fair value of the option liability.

We valued the warrants using the Black-Scholes valuation model utilizing the following variables:

	March 31, 2010		March 17, 2010
Market value of stock on grant date	$0.29	(1)	$0.22	(1)
Risk-free interest rate (1)	3.00%		3.00%
Dividend yield	0.00%		0.00%
Volatility factor	115.89-201.62%		115.89-201.62%
Weighted average expected life (2)	.25	years (2)	.25	years (2)
Expected forfeiture rate	0%		0%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.   DERIVATIVE LIABILITIES – WARRANTS AND OPTIONS (Continued)

We valued the options using the Black-Scholes valuation model utilizing the following variables:

	March 31, 2010		March 17, 2010
Market value of stock on grant date	$0.29	(1)	$0.22	(1)
Risk-free interest rate (1)	3.00%		3.00%
Dividend yield	0.00%		0.00%
Volatility factor	115.89-201.62%		115.89-201.62%
Weighted average expected life (2)	4.22	years (2)	4.22	Years (2)
Expected forfeiture rate	0%		0%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

Activity for derivative warrant and options instruments during the three months ended March 31, 2010 was as follows:

	Balance at December 31, 2009	Initial valuation of derivative liabilities upon issuance of new warrants during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at March 31, 2010
Derivative warrant instruments	$—	$3,330,273	$1,323,549	$4,653,822
Derivative option instruments	—	21,034	7,083	28,117
	$—	$3,351,307	$1,330,632	$4,681,939

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic No. 820 – 10 (formerly SFAS 157), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models.  Level 3 instruments include derivative warrant instruments.  The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the lattice valuation model (see Note 7 for the assumptions) for the Company’s Series I Warrants, and the Black-Scholes valuation model for all other warrants and non-employee options.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements at March 31, 2010
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2010
Derivative warrant instruments	$-	$2,282,112	$2,371,710	$4,653,822
Derivative option instruments		28,117		28,117
Total	$-	$2,310,229	$2,371,710	$4,681,939

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended March 31,
	2010	2009
Beginning balance	$-	$-
Total gains (losses)	(591,127)	-
Settlements	-	-
Additions	(1,780,583)	-
Transfers	-	-
Ending balance	$(2,371,710)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2010 and 2009	$(591,127)	$-

9.  REIMBURSEMENT OF R&D EXPENSES AND ADVANCES FROM RESEARCH GRANTS

During the three months ended March 31, 2010, we concluded and received a final reimbursement of $8,322 for allowable research and development expenses through a clinical program funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

10. LEGAL UPDATE

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda has won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda.  Biomoda submitted a final statement of damages to the Court in November 2009, and the Court will determine the final damage amount owed by the Defendants to Biomoda.  The two Defendants have yet to file a responsive pleading regarding any matter before the Court. Upon award of damages, Biomoda intends to aggressively pursue collection of damages against the Defendants.

11. SUBSEQUENT EVENTS

None

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any revenues from operations. There is no assurance of any future revenues. As of March 31, 2010, Biomoda had an accumulated deficit of $10,198,576 and a working capital deficit of $4,911,425, of which $4,681,939 was attributable to the non-cash derivative liability associated with our outstanding warrants and non-employee options. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

PLAN OF OPERATION

Our plan of operation for the next 18 months is to complete the Phase II and III clinical trials for our lung cancer assay and submit clinical study results to the U.S. Food and Drug Administration (FDA) for a PMA Class III approval of our CyPath® diagnostic assay for the early detection of lung cancer.  We are currently concluding our Phase II clinical study to screen veterans for lung cancer in New Mexico.  This program, partially funded by the State of New Mexico Department of Veteran Services, is focused on screening military veterans for lung cancer.

We are also developing strategies to enter the European market, including filing for approval of a CE mark.  The initial work includes an analysis of access to various European markets and regulatory approvals needed for commercial sales in Europe.  In order to submit our CE dossier, we are currently implementing the quality systems identified as necessary for approval within the European system.

Our initial product is an in-vitro diagnostic test for lung cancer that will be used to evaluate sputum samples obtained non-invasively from patients.   The samples will be sent to a clinical lab where they will be analyzed with the CyPath® assay labeling solution to determine the presence, or absence, of lung cancer or precancerous cells.  Our diagnostic test can be used for other tissue or body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, bladder, oral and colorectal.  We have determined that our initial markets will build upon established relationships with prominent hospitals, laboratories and the U.S. Veterans Administration (VA) hospitals.  Such relationships will ensure timely initial commercial sales.  This initial commercial acceptance within the VA system can be efficiently leveraged through the VA infrastructure.  The VA also is the product approval channel for the U.S. Agency for International Development (AID), conditional on FDA approval.  Ongoing published results of test data and clinical studies and presentations at appropriate medical symposia will help accelerate sales growth.

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

Funded by the New Mexico State Legislature and administered by the New Mexico Department of Veterans Services and the New Mexico Institute of Mining and Technology, the veterans screening program is the first large-scale study of Biomoda’s CyPath® investigational-use-only (not yet FDA-approved) diagnostic, which is based on a patented molecular marker that binds to cancer cells and fluoresces red under ultraviolet light.

We have received full payment of a continuing government contract of $1.3 million for fiscal year ended June 30, 2009, related to this study.

Study volunteers provide deep-lung sputum samples to be screened for the presence or absence of cancer cells with Pap stain analysis performed by cytopathologists at the VA Medical Center in Denver and CT scans read by independent radiologists under the International Early Lung Cancer Action Program (I-ELCAP) Enrollment and Screening Protocol.  Results determined on the sputum samples with the investigational CyPath® assay in the Biomoda lab are then compared to these diagnostic results.  Results from this study will be used by Biomoda to help plan a large Phase III clinical study that will lead to FDA approval of the CyPath® assay.

Dr. Thomas L. Bauer, Chief Thoracic Surgeon and cancer researcher with the Christiana Care Health System in Delaware, is the national Principal Investigator (PI) overseeing the Phase II Clinical Study currently underway.  Dr. Bauer has led several lung and esophageal cancer studies.  Dr. Bauer is working with Dr. Lara Patriquin, a diagnostic radiologist in Albuquerque, who serves as the local PI for the Phase II clinical study.

The Phase II clinical study is focused on veterans because they may be at least 25 percent more likely to develop lung cancer and die from the disease than the general population.  As of May 24, 2010, we had recruited more than 500 veterans for the Phase II study and completed screening on 160 individuals.  We are currently conducting analysis on a positive cohort of diagnosed lung cancer patients at Christiana Care Health System, the teaching hospital associated with the University of Delaware, under the direction of Dr. Bauer.  Results will be published at the end of the study period after all patient data has been recorded and analyzed.

The Company has conducted several outreach campaigns to New Mexico veterans and local media to raise awareness of the Phase II clinical study and the benefits of early detection for lung cancer.

Response to the screening program has been positive.  Interested veterans living in New Mexico may still sign up online at our website, www.biomoda.com, by clicking “sign up for the study” on the Home page.  Samples collected as part of this recruitment would be used as part of the Phase III clinical study. The non-invasive in-vitro test requires volunteers to provide deep-lung sputum.  The sample is processed and screened for cancer cells in the Biomoda lab laboratory in accordance with Phase III clinical study protocol.

Our Phase II clinical trial to screen military veterans for early-stage lung cancer has been enhanced to include a longitudinal component, which will provide additional data on the efficacy of the Biomoda diagnostic. Study participants whose initial results indicated areas of concern – the presence of nodules on the lungs, a positive read by CyPath® or a positive read for cancer cells with Pap analysis – have been asked to return for follow-up screening. We believe the ability to monitor study participants over the longer term will result in a better medical outcome for the patient as well as provide additional data for Biomoda in preparation for the Phase III pivotal trials and FDA approval.

It is expected that continued contact with study participants that allows for monitoring of their lung health will expand the use of the CyPath® assay beyond early diagnosis to measuring the success of treatment.

Biomoda has taken preliminary steps necessary to conduct the multi-site Phase III clinical study of our diagnostic for early-stage lung cancer, trademarked under the name CyPath®.

Dr. Thomas Bauer has begun coordinating site selection for the Phase III clinical trial for the testing of the CyPath® assay.  Dr. Bauer’s work with Biomoda follows the I-ELCAP Enrollment and Screening Protocol, and the multiple sites selected for the Phase III clinical trials will be I-ELCAP approved.

We are developing the protocol for the Phase III trials for submission to an Institutional Review Board (IRB).  IRB review protects research subjects by making sure the study protocol adheres to FDA and U.S. Department of Health and Human Services regulations, that risks to participants are minimized and acceptable in light of the possible benefits, that the informed consent document is accurate, and that the research is conducted in an ethical manner.

Biomoda is seeking FDA approval of its cytology-based screening technology as a Class III medical device under the Pre-Market Approval (PMA) process.  When Phase II clinical trial results are complete, the Company intends to file a report with the FDA informing the agency of study findings and submit a pre-IDE (Investigational Device Exemption) filing.

On May 20, 2010, we held a Special Meeting of Shareholders to increase the authorized shares of Common Stock to 150,000,000.  The meeting was adjourned until May 29, 2010, at 10am Mountain Time.  As of May 24, a majority of shareholders have approved the increase in authorized shares to 150,000,000.  This vote will be approved at the May 29, 2010 meeting.

On April 9, 2010, we filed an S-1 Registration Statement to cover 16,250,003of the shares pursuant to a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “Purchasers”), pursuant to which we agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the “Shares”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as further described below (the “Series I Warrants”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as further described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share.  The S-1 Registration Statement became effective May 6, 2010.

OTHER INITIATIVES

Sales
Management plans to implement an “Investigational Use Only” (IUO) program to allow interested parties to be screened for lung cancer.  This program will help the Company recoup product development costs.

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

Government Contracts
In July 2009, Biomoda President John Cousins testified before the Nebraska State Legislature about legislation to fund a clinical study for the early detection of lung cancer in Nebraska veterans.  Management is continuing discussions to obtain funding for clinical study of CyPath by Nebraska institutions.

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

On October 22, 2009, Biomoda received a Notice of Allowance from the U.S. Patent and Trademark Office for the patent “Method for Making 5, 10, 15, 20- Tetrakis (Carboxyphenyl) Porphine (TCPP) Solution and Composition Comprising TCPP”.  The new patent is number 7,670,799.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®.

RESULTS OF CONTINUING OPERATIONS

We have recorded no significant revenue from inception through March 31, 2010.

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended March 31, 2010 and 2009

REVENUE.  As of March 31, 2010, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, increased to $47,950 for the three months ended March 31, 2010, from $5,059 in over reimbursement in the three months ended March 31, 2009. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarters ended March 31, 2010 and 2009, we accrued a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the three months ended March 31, 2009, we recorded $207,853 as a reduction of research and development expenses related to this clinical study program. For the three months ended March 31, 2010, we recorded $33,642 as a reduction of operating expenses related to this clinical study program.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $375,714 in the three months ended March 31, 2010, from $83,540 in the three months ended March 31, 2009.  The increase was primarily related to increased wages due to additional employees added in 2009 and 2010.  We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized losses related to the increase in the fair value of the derivative liabilities associated with our outstanding warrants and options.  Interest expense increased in the three months ended March 31, 2010 to $3,958 from $3,399 in the three months ended March 31, 2009.  We recognized a gain of $2,068 associated with the sale of equipment for the three months ended March 31, 2010.  Also, during the three months ended March 31, 2010, we recognized an unrealized loss from the increase in the fair value of the derivative liability related to our outstanding warrants and non-employee options of $1,330,632.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  In the next 18 months, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues, which will be subject to the outcome of clinical studies and FDA approval.

On March 17, 2010, we entered into a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “Purchasers”), pursuant to which we agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the “Shares”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as described in the warrant agreement (the “Series I Warrants”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as described in the warrant agreement, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).

We received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after placement agent and legal fees) from the sale of the Shares and the Warrants.  The Shares and the shares of common stock issuable upon exercise of the Warrants are registered pursuant to a registration statement filed with the Securities and Exchange Commission (the “Registration Statement”) on April 9, 2010 that became effective May 6, 2010.

In addition to funding normal operating expenses, the initial proceeds from the securities purchase transaction are targeted for two main objectives:

1.	Completion of the Phase II pilot study.

2.	Developing strategies to enter the European market, including filing for approval of a CE mark.

Product development expenditures, including personnel expense and general and administrative expense, was   $423,664 for the three months ended March 31, 2010.  Funds for operations, product development and capital expenditures were provided from the sale of restricted company stock and the reimbursement grant we received.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

Management believes that sales of securities and government contracts will provide adequate liquidity and capital resources to meet the anticipated development-stage requirements through the end of 2010.  In addition, it is anticipated that sales of our initial screening product will begin in 2012, pending FDA approval, and generate operating revenues.  It is anticipated that these sales will provide the additional capital resources to fund the proportionately higher working capital requirements of production and sales initiatives and continued product development for second-generation diagnostic and therapeutic products.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of the fiscal year 2009.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, March 31, 2010.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

Management noted that there were no material weaknesses related to the policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company's material weaknesses exist in its period-end closing procedures and specifically relate to the procedures designed to ensure that:

1.	All expenses are properly accrued and reported in the proper period;

2.	Deferred charges are properly amortized to expense in the proper accounting period; and

3.	All required GAAP and SEC disclosures are made in its annual filings.

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

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the three months ended March 31, 2010.  We have employed additional accounting personnel which has helped us increase the segregation of duties.  Management continues to address the deficiencies in our control and procedures.  We are planning to hire a CFO/Controller to oversee accounting and liaison with auditors.  We have completed an accounting manual and are implementing a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda has won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda.  Biomoda submitted a final statement of damages to the Court in November 2009, and the Court will determine the final damage amount owed by the Defendants to Biomoda.  The two Defendants have yet to file a responsive pleading regarding any matter before the Court.

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on May 20, 2010, to increase the authorized shares of Common Stock from 100,000,000 to 150,000,000.  The meeting was adjourned until May 29, 2010, 10am Mountain Time.  As of May 24,  a majority of shareholders have approved the increase in authorized shares to 150,000,000.  This vote will be approved at the May 29, 2010 meeting.

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

Dated: May 24, 2010

BIOMODA, INC.

By: /s/ John J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)