Form 10-Q
period 2010-09-30
BIOMODA INC/NM
filed 2010-11-18
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of issuer’s shares of Common Stock outstanding as of November 15, 2010 was 92,545,311

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$379,924	$20,041
Prepaid expenses	7,658	-
Deferred charges	28,740	9,573
Total current assets	416,322	29,614

Deferred charges	19,145	26,325
Patents and trademarks, net of accumulated amortization	136,583	113,645
of $327,776 and $315,495
Total assets	$572,050	$169,584
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$234,170	$506,068
Advances from stockholders	225,267	215,142
Short-term debt	111,309	114,978
Convertible note (net of discount of $536,667 and $0)	23,333	-
Deferred liability	-	25,415
Total current liabilities	594,079	861,603
NON-CURRENT LIABILITIES
Derivative liabilities - warrant instruments	1,734,067	-
Derivative liabilities - stock options	16,226	-
Derivative liabilities - debt conversion feature	497,760	-
Note payable	80,753	120,477
Total liabilities	2,922,885	982,080
Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 150,000,000 share authorized;
92,436,886 and 79,514,589 issued and 92,045,311 and
78,923,014 outstanding, respectively	7,124,527	7,626,166

Treasury stock, at cost, 391,575 and 591,575 shares, respectively	(1,233)	(2,502)

Deficit accumulated during development stage	(9,474,129)	(8,436,160)

Total stockholders' deficit	(2,350,835)	(812,496)

Total liabilities and stockholders' deficit	$572,050	$169,584

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		January 3, 1990
	September 30,		September 30,		(Inception) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$23

Operating Expenses
Professional fees	46,936	26,899	222,881	95,279	1,454,831
General and administrative	531,701	346,213	1,054,820	441,219	6,025,330
Research and development, net of grants received	118,122	44,489	277,694	55,819	2,998,697
Depreciation and amortization	3,348	6,085	12,281	29,367	347,827

Total operating expenses	700,107	423,686	1,567,676	621,684	10,826,685

Loss from operations	(700,107)	(423,686)	(1,567,676)	(621,684)	(10,826,662)

Other Income (Expense)
Gain on extinguishment of debt	-	-	-	-	1,326,028
Gain on sale of assets	-	-	2,068	-	1,710
Unrealized gain on derivative liabilities-
warrant instruments	593,285	-	1,046,806	-	1,046,806
Unrealized gain on derivative liabilities-
options	3,089	-	8,342	-	8,342
Unrealized gain on derivative liabilities-
debt conversion feature	153,608	-	153,608	-	153,608
Other income	-	-	-	-	34,037
Interest income	51	-	252	-	4,122
Interest expense	(673,477)	(3,967)	(681,369)	(11,333)	(1,222,120)

Total other income (expense)	76,556	(3,967)	529,707	(11,333)	1,352,533

Loss before provision for income taxes	(623,551)	(427,653)	(1,037,969)	(633,017)	(9,474,129)

Provision for income taxes	-	-	-	-	-

Net loss	$(623,551)	$(427,653)	$(1,037,969)	$(633,017)	$(9,474,129)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	91,331,420	75,917,329	86,886,379	77,037,116

The accompanying notes are an integral part of these consolidated financial statements.

 BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO SEPTEMBER 30, 2010

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Inception	-	$-	$-	$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433			18,433
Cumulative Net Loss for the period from January 3, 1990 (date of inception) to December 31,1996				(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433	-	(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-			-
Net loss				(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	18,433	-	(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	10,000			10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	20,190			20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	276,350			276,350
Issuance of Common Stock Options, April 15, 1998		23,650			23,650
Exercise of Common Stock Options, November 2, 1998	62,237	23,670			23,670
Net loss				(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	372,293	-	(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	87,300			87,300
Issuance of Common Stock, for the month of March, 1999	310,000	150,300			150,300
Issuance of Common Stock, May 29, 1999	51,546	25,000			25,000
Issuance of Common Stock, June 2, 1999	95,092	50,000			50,000
Issuance of Common Stock, September 30, 1999	51,546	25,000			25,000
Issuance of Common Stock, December 29, 1999	92,005	50,143			50,143
Net loss				(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	760,036	-	(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	80,770			80,770
Issuance of Common Stock, May 12, 2000	253,609	56,000			56,000
Exercise of Common Stock Options, June 8, 2000	62,497	30,312			30,312
Issuance of Common Stock, for the month of September, 2000	96,745	21,086			21,086
Exercise of Common Stock Options, November 3, 2000	66,000	7,491			7,491
Issuance of Common Stock for Services, December 8, 2000	40,000	19,400			19,400
Net loss				(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	975,095	-	(949,967)	25,128
Issuance of Common Stock for Services, January 25, 2001	5,000	2,425			2,425
Issuance of Common Stock, January 31, 2001	160,000	24,000			24,000
Issuance of Common Stock for Services, April 6, 2001	15,000	7,276			7,276
Issuance of Common Stock, for the month of April, 2001	120,000	58,200			58,200
Issuance of Common Stock, June 28, 2001	20,000	9,700			9,700
Issuance of Common Stock, for the month of August, 2001	110,000	53,500			53,500
Issuance of Common Stock, November 7, 2001	10,000	5,000			5,000
Net loss				(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196	-	(1,322,622)	(187,426)
Net loss				(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	1,135,196	-	(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	147,000			147,000
Net loss				(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	1,282,196	-	(1,717,544)	(435,348)
Issuance of Common Stock for Services, February 9, 2004	35,000	5,250			5,250
Exercise of Common Stock Options, February 9, 2004	60,000	30,000			30,000
Issuance of Common Stock for Services, August 5, 2004	85,000	12,750			12,750
Exercise of Common Stock Options, September 27, 2004	200,000	29,999			30,000
Net loss, December 31, 2004				(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	1,360,195	-	(2,476,489)	(1,116,293)
Issuance of Common Stock for Services, May 27, 2005	30,000	4,500			4,500
Issuance of Common Stock for Services, October 12, 2005	40,000	6,000			6,000
Net loss, December 31, 2005				(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	1,370,695.90	-	(3,101,245)	(1,730,549)
Issuance of Common Stock for Services, October 23, 2006	690,000	544,500			544,500
Issuance of Common Stock in exchange for Debt, October 23, 2006	1,176,471	1,000,000			1,000,000
Issuance of Common Stock for Services, November 30, 2006	7,500	28,125			28,125
Issuance of Common Stock for Services, December 15, 2006	10,000	29,000			29,000
Issuance of Common Stock for Services, December 26, 2006	15,000	44,850			44,850
Acquisition of Treasury Stock, June 30, 2006			(9,000)		(9,000)
Stock-Based Compensation		35,042			35,042
Net loss, December 31, 2006				(1,807,312)	(1,807,312)
Balance, December 31, 2006	9,086,253	3,052,213	(9,000)	(4,908,557)	(1,865,344)
Issuance of Common Stock for Services, January 2007	131,000.0	259,500			259,500
Issuance of Common Stock, January 2007	30,000.0	30,000			30,000
Issuance of Common Stock for Services, February 2007	150,000.0	157,500			157,500
Issuance of Common Stock for Services, March 2007	445,000.0	375,500			375,500
Issuance of Common Stock in exchange for Debt, March 2007	86,786.0	73,768			73,768
Exercise of Options, March 2007	2,000.0	1,000			1,000
Issuance of Common Stock for Services, April 2007	724,062.0	455,559			455,559
Issuance of Common Stock in exchange for Debt, April 2007	500,000.0	315,000			315,000
Issuance of Common Stock for Services, June 2007	920,000.0	154,600			154,600
Issuance of Common Stock, June 2007	343,000.0	41,667			41,667
Issuance of Common Stock for Services, July 2007	141,000.0	15,700			15,700
Issuance of Common Stock, July 2007	1,466,635.0	84,985			84,985
Issuance of Common Stock, August 2007	1,636,166.0	53,943			53,943
Issuance of Common Stock for Services, September 2007	160,000.0	12,800			12,800
Issuance of Common Stock, September 2007	2,416,248.0	54,819			54,819
Issuance of Common Stock, October 2007	1,557,730.0	36,457			36,457
Issuance of Common Stock in exchange for Debt, October 2007	165,000.0	16,500			16,500
Issuance of Common Stock for Services, November 2007	770,000.0	100,100			100,100
Issuance of Common Stock, November 2007	16,190,967.0	445,674			445,674
Issuance of Common Stock for Services, December 2007	90,140.0	21,634			21,634
Issuance of Common Stock, December 2007	11,303,996.0	385,250			385,250
Stock-Based Compensation		55,416			55,416
Net loss, December 31, 2007				(2,307,051)	(2,307,051)
Balance, December 31, 2007	48,315,983	6,199,584	$(9,000)	$(7,215,608)	$(1,025,023)
Issuance of Common Stock, January 2008	3,887,100	155,077			155,077
Issuance of Common Stock for Services, February 2008	11,128,967	312,244			312,244
Issuance of Common Stock for Services, February 2008	1,500,000	180,000			180,000
Issuance of Common Stock for Services, March 2008	1,725,860	86,293			86,293
Issuance of Common Stock, March 2008	8,410,112	209,897			209,897
Issuance of Common Stock, April 2008	1,328,142	33,268			33,268
Issuance of Common Stock for Services, April 2008	25,000	1,250			1,250
Issuance of Common Stock for Services, June 2008	237,237	17,779			17,779
Issuance of Common Stock for Services, July 2008	244,000	12,200			12,200
Issuance of Common Stock for Services, September 2008	125,000	5,000			5,000
Issuance of Common Stock for Services, October 2008	47,188	1,888			1,888
Issuance of Common Stock for Services, December 2008	30,000	900			900
Net loss, December 31, 2008				(315,263)	(315,263)
Balance, December 31, 2008	77,004,589	7,215,381	$(9,000)	$(7,530,871)	$(324,490)
Issuance of Common Stock for Services, January 2009	30,000	1,200			1,200
Issuance of Common Stock for Services, June 2009	30,000	1,200			1,200
Adjustment to Treasury Shares on June 30, 2009		(9,000)	$9,000		-
Addition to Treasury Shares September 30, 2009			$(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	12,500			12,500
Issuance of Common Stock for Cash, August 2009	100,000	5,000			5,000
Issuance of Common Stock for Services, August 2009	100,000	7,000			7,000
Issuance of Treasury Shares for Services August 2009		220,000			220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	100,000			100,000
Issuance of Treasury Shares for Services October 2009		72,885	$2,115		75,000
Net loss, December 31, 2009				(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	7,626,166	$(2,502)	$(8,436,160)	$(812,496)
Issuance of Common Stock for cash January 2010	400,000	20,000			20,000
Issuance of Common Stock for cash February 2010	800,000	40,000			40,000
Issuance of Common Stock for Services February 2010	480,000	105,600			105,600
Issuance of Treasury Shares for Services February 2010		58,731	$1,269		60,000
Issuance of Common Stock and Warrants for Cash March 2010	6,250,001	820,000			820,000
Derivative liabilities on warrants and non-employee options		(3,351,307)			(3,351,307)
Issuance of Common Stock for cash June 2010	335,000	53,600			53,600
Issuance of Common Stock for services June 2010	625,000	100,000			100,000
Issuance of Common Stock for services to Directors June 2010	200,000	50,000			50,000
Derivative liabilities on Warrants and non-employee options settled		1,057,699			1,057,699
Issuance of Common Stock for cash July 2010	471,184	66,956			66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	-			-
Issuance of Common Stock for services July 2010	1,630,000	309,700			309,700
Issuance of Common Stock for cash August 2010	666,400	94,696			94,696
Issuance of Common Stock for services to Directors August 2010	100,000	17,000			17,000
Issuance of Common Stock for services September 2010	375,000	75,000			75,000
Derivative liabilities on Warrants, non-employee options, and debt		(19,314)			(19,314)
Net Loss September 30, 2010				(1,037,969)	(1,037,969)
Balance, September 30, 2010	92,436,886	$7,124,527	$(1,233)	$(9,474,129)	$(2,350,835)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months			January 3, 1990
	Ended September 30,			(inception) to
	2010		2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,037,969)	$(633,017)	$(9,474,129)
Adjustments to reconcile net earnings to net				-
Cash used in operating activities				-
Stock-based compensation		667,300	244,900	9,968,076
Depreciation and amortization		11,448	29,367	346,994
Unrealized loss on derivative liabilities - warrant instruments		(1,046,806)	-	(1,046,806)
Unrealized loss on derivative liabilities - options		(8,342)	-	(8,342)
Unrealized loss on derivative liabilities - debt conversion feature		(153,608)	-	(153,608)
Amortization of debt discount		23,333	-	23,333
Amortization of deferred financing cost		833	-	833
Write off of license fee		-	-	1,250
Gain/loss on sale of assets		(2,068)	-	(1,710)
Foreign currency translation adjustments		-	-	3,247
Gain on extinguishment of debt		-	-	(1,283,964)
Interest expense incurred on issuance of convertible debt		643,886	-	643,886
Changes in operating assets and liabilities
Accounts receivable		-	207,841	174,222
Other assets		(478)	4,786	14,321
Advances on research grants		(25,415)	141,994	-
Accounts payable and accrued liabilities		(221,898)	82,321	828,110

Net cash provided by (used in) operating activities		(1,149,784)	78,192	(6,024,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment		2,068	-	3,207
Purchase of equipment		-	-	(25,571)
Organizational costs		-	-	(560)
Purchases of patents, trademarks and licenses		(34,388)	(31,837)	(480,526)

Net cash used in investing activities		(32,320)	(31,837)	(503,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash, net of offering costs		1,095,253	-	4,098,136
Proceeds from stockholders' advances		10,125	10,125	185,857
Repayment of line of credit from affiliated entity		-	-	(341,107)
Proceeds/repayments of short-term debt, net		1,777	1,184	(105,546)
Proceeds/repayments of convertible short-term debt, net		480,000		480,000
Proceeds from line of credit from affiliated company		-	-	2,680,882
Proceeds/repayments of long-term debt, net		(45,168)	(19,897)	(76,944)
Acquisition of treasury stock		-	(4,617)	(13,617)

Net cash provided by (used in) financing activities		1,541,987	(13,205)	6,907,661

NET INCREASE IN CASH		359,883	33,150	379,924

Cash at beginning of period		20,041	36,854	-

Cash at end of period		$379,924	$70,004	$379,924

Supplemental cash flow information:
Interest expense paid in cash		$-	$-	$-
Income taxes paid in cash		$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$		$-	$479,484
Derivative liability incurred through issuance of warrants		$3,370,622	$-	$3,863,140
Settlement of derivative liabilities		$1,057,699	$-	$1,057,699
Interest converted to note payable		$-	$-	$159,462
Common stock issued to extinguish related party debt		$50,000	$-	$1,468,768
Discount on note payable related to deferred financing costs		$60,000	$-	$60,000
Discount on note payable related to derivative conversion feature		$500,000	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2009 Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for 2009 as reported on Form 10-K have been omitted.

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

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990, and have not generated any significant revenues from operations, and there is no assurance of any future revenues. We had a government research grant for the fiscal year ended June 30, 2009, of $1.3 million which was used to pay for research costs.  As of September 30, 2010, we had an accumulated deficit of $9,474,129 and a working capital deficit of $177,757. These factors create a substantial doubt as to our ability to continue as a going concern.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of September 30, 2010, the Company’s potentially dilutive securities consist of outstanding warrants and options. These potentially dilutive securities have been excluded from the net loss per common share calculation for all periods presented as their effect would be anti-dilutive.

5. CONVERTIBLE DEBT

On September 15, 2010, Biomoda, Inc. entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold in a private placement transaction (the “Financing”) for $500,000 in cash (i)  $560,000 in principal amount of convertible notes (“Notes”), that mature on August 31, 2011, with a conversion price  equal to the lesser of $.25 or 80% of the average of the three lowest daily VWAPs for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and  (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share.  The Notes also include provisions that protect the holders from declines in the Company’s stock price.  The interest rate is 10% per annum and accrues until either the maturity date or conversion of the Notes into shares of Biomoda common stock.

Biomoda paid an origination fee of $15,000 to the Purchasers and an additional $5,000 to the Purchasers for their legal fees, which has been treated as a deferred financing cost and will be amortized over the term of the Notes.  The proceeds amounts from the Notes cannot be used to pay off any debt or advances from shareholders.

The 2,000,000 warrants include provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  See Note 8 for further discussion of the treatment of these warrants.

Due to the Notes conversion feature, the actual number of shares of common stock that would be required if a conversion of the Notes was made through the issuance of common stock cannot be predicted and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the Note and “marked to market” each reporting period through the income statement.

On the date of the transaction, the 2,000,000 warrants issued in connection with the Notes had an estimated fair value of $493,000.  The conversion feature had an estimate value of $651,000, based upon the Black-Scholes option pricing model utilizing the following terms of the Notes:  (1)  an exercise price of $0.13 per share based upon the terms of the conversion feature of the Notes, (2) a one year life based upon the term of the Notes, (3) a volatility factor of 195.11% based upon our historical volatility, (4) a risk free interest rate of 3%, and (5) zero expected future dividends. See Note 8.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

5. CONVERTIBLE DEBT (Continued)

The following table details the accounting for the Notes at September 15, 2010:

Principal amount	$560,000
Less: original issue discount	(60,000)
Less: discount for conversion feature and fair value of warrants	(500,000)
Carrying amount at September 15, 2010	$-

The discount on the Notes will be accreted over their term.

The fair value of the warrants and the conversion option in excess of the principal amount of the Notes of $643,886 was expensed immediately as additional interest expense.

6.  COMMON AND TREASURY STOCK

Common Stock

2010 Activity

During the three months ended September 30, 2010, we issued 1,630,000 common shares to a consultant for services pursuant to a contract.  These shares were valued at $309,700 based upon the Company’s stock price on the date of grant.

During the three months ended September 30, 2010, we issued 100,000 restricted common shares to directors.  These shares were valued at $17,000 based upon the Company’s stock price on the date of grant.

During the three months ended September 30, 2010, we issued 1,137,584 common shares pursuant to the exercise of Series III Warrants for net cash consideration of $161,652 (net of placement fees of $20,361) or $0.16 per share.

During the three months ended September 30, 2010, we issued 589,712 common shares pursuant to the cashless exercise of Series II Warrants.

During the three months ended September 30, 2010, we issued 375,000 restricted common shares to employees as additional compensation.  These shares were valued at $75,000 based upon the Company’s stock price on the date of grant.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6.  COMMON AND TREASURY STOCK (Continued)

Common Stock (Continued)

During the three months ended June 30, 2010, we issued 200,000 common shares to directors.  These shares were valued at $50,000 or $0.25 per share based upon the Company’s stock price on the date of grant.

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

On March 17, 2010, we entered into a securities purchase agreement  pursuant to which we sold in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the  “Shares”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as further described below (the “Series I Warrants”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as further described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).

We received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after the fees discussed below) from the sale of the Shares and the Warrants.  The Shares and the shares of common stock issuable upon exercise of the Warrants are registered pursuant to a registration statement filed with the Securities and Exchange Commission (the “Registration Statement”) on April 9, 2010.  For information on the Warrants, see Note 7.

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

2009 Activity

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

6.  COMMON AND TREASURY STOCK (Continued)

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

As of September 30, 2010, we had 391,575 treasury shares remaining, acquired at a cost of $1,233.

7.  STOCK OPTIONS AND WARRANTS

Options

No options were granted during the three or nine months ended September 30, 2010 and 2009, respectively. All options outstanding are fully vested and exercisable, and there was no unrecognized stock-based compensation expense as of September 30, 2010 and 2009, respectively.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,138,768	$0.36
Issued	-	-
Exercised	-	-
Cancelled/expired	1,030,000	$0.15
Outstanding at September 30, 2010	108,768	$2.34

Outstanding and exercisable options had a weighted average remaining life of 3.9 years and no intrinsic value as of September 30, 2010.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.  STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the changes in warrants outstanding during the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	-	$-
Issued	20,500,003	0.24
Exercised	2,062,296	0.11
Cancelled/expired	8,937,705	0.10
Outstanding at September 30, 2010	9,500,002	0.24

As of September 30, 2010, outstanding warrants had an intrinsic value of $6,250 and a weighted average remaining contractual term of 4.46 years.

On September 15, 2010, as part of the sale of a convertible debenture, we issued 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the 5-Year Warrants.  See Note 8.

In March 2010, pursuant to the common stock private placement described in Note 6 above, we issued Series I, II, and III Warrants.  The Series I Warrants are exercisable to purchase an aggregate of 6,875,001 shares of the Company’s common stock over a five-year term at an exercise price equal to 125% of the closing price on March 12, 2010, or $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the Series I Warrant.  The Series I Warrants expire on the fifth anniversary of the closing of the Purchase Agreement.  If at any time after the Initial Exercise Date, as such term is defined in the warrant agreement, there is no effective Registration Statement registering the resale of the Warrant Shares by the Holders, then the Series I Warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” A Registration Statement to register the Warrant Shares was filed and declared effective on May 6, 2010.

The Series II Warrants allowed the holders to purchase up to an additional 4,125,001 shares of common stock by means of a “cashless exercise.”   The Series II Warrants were intended to provide the investors pricing protection for the Purchase Agreement with a floor price of $0.10 per share.  In the event the market price of the Company’s shares declined between the closing of the Purchase Agreement and Effective Date, the Series II warrants were to be automatically exercised on a cashless exercise basis and a number of additional shares would be issued to the investors who participated in the Financing in order to effectively reduce the per share purchase price paid in the Purchase Agreement to the greater of (i) 80% of the 45-day volume weighted average trading price per share of the Company’s common stock immediately following the Effective Date and (ii) $0.10 per share.  As such, the greatest number of shares that could be issued pursuant to the Series II Warrants would be 4,125,001 shares.   During the three months ended September 30, 2010, we issued common shares pursuant to the cashless exercise of 589,712 Series II Warrants.  There are no Series II Warrants outstanding as of September 30, 2010.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.  STOCK OPTIONS AND WARRANTS (Continued)

At the Effective Date or May 6, 2010, the Series III Warrants provided the investors a 90-day right, subject to extension by a number of days equivalent to the number of days the Registration Statement is not effective during the Series III Warrant term, if applicable, to purchase an additional 6,875,001 shares of common stock from the Company at $0.16 per share.  The Series III Warrants were not subject to any adjustments with respect to the exercise price or number of shares covered, except in limited circumstances.  The Registration Statement was filed and became effective on May 6, 2010.  Series III warrants expired August 6, 2010.

During the three months ended September 30, 2010, we issued 1,137,584 common shares pursuant to the exercise of Series III Warrants for total cash consideration of $182,013 (net proceeds of $161,642) or $0.16 per share.

In connection with the private placement, we paid our placement agent 625,000 warrants. These warrants provide the agent a five-year right to acquire shares of the Company’s stock at $0.16 per share. These warrants are not subject to any adjustments with respect to the exercise price or number of shares covered, except in limited circumstances.

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT

Series I Warrants

The Company determined that Series I Warrants to purchase a total of 6,875,004 shares of common stock issued pursuant to the March 2010 private placement contained provisions that protect holders from declines in Biomoda’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  Accordingly, during the period ended March 31, 2010, the Company charged the amount of $1,780,583 to stockholders' equity.

The Company measured the fair value of these instruments as of September 30, 2010, and recorded $517,147 unrealized gain for the three months ended September 30, 2010, and $462,896 unrealized gain for the nine months ended September 30, 2010. The Company determined the fair values of these securities using a lattice valuation model.

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of September 30, 2010:

Common stock issuable upon exercise of warrants	6,875,000
Estimated market value of common stock on measurement date	$0.17
Exercise price	$0.25
Risk-free interest rate (1)	3.00%
Warrant lives in years	5.0
Expected volatility (2)	194.57%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	12.5%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At September 30, 2010, the derivative liability associated with the Series I Warrants was $1,319,687.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND DEBT (Continued)

5-Year Warrants

The Company determined that the 5-Year Warrants issued in connection with the sale of convertible notes discussed in Note 5 to purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share contain provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.   The fair value of the 5-Year Warrants was recognized as a derivative warrant instrument and will be measured at fair value at each reporting period.  Accordingly, on September 15, 2010, the Company established a derivative liability for the 5-year warrants of $492,518.

The Company measured the fair value of these instruments as of September 30, 2010, and recorded $76,138 unrealized gain for the three and nine months ended September 30, 2010. The Company determined the fair values of these securities using a lattice valuation model.

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of September 30, 2010:

	Assumptions at September 15, 2010	Assumptions at September 30, 2010
Common stock issuable upon exercise of warrants	2,000,000	2,000,000
Estimated market value of common stock on measurement date	$0.17	$0.20
Exercise price	$0.25	$0.25
Risk-free interest rate (1)	3.00%	3.00%
Warrant lives in years	1.0	1.0
Expected volatility (2)	195.11%	194.57%
Expected dividend yield (3)	None	None
Probability of reset to conversion price (4)	12.5%	12.5%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of one year.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At September 30, 2010, the derivative liability associated with the 5-year Warrants was $416,380.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND DEBT (Continued)

Insufficient Authorized but Unissued Shares of Common Stock

Series I, II and III Warrants

The issuance of the Series I, II and III Warrants on March 17, 2010, pursuant to the private placement described in Note 6 above, resulted in a total potential obligation to issue up to 18,165,002 shares of common stock upon the exercise of outstanding warrants and options held by non-employees. The Company had 87,053,015 shares of common stock outstanding at March 31, 2010, and, prior to the May 29, 2010, stockholder approval for an increase in the Company’s authorized shares, had only 100,000,000 shares of common stock authorized. If the warrants and options were fully exercised, the Company would have exceeded its authorized shares by 6,053,361 shares.

As we did not have sufficient shares authorized to settle all of our outstanding contracts, this triggered a change in the manner in which the Company accounted for the warrants and stock options held by non-employees. The Company began to account for these warrants and stock options utilizing the liability method.  Pursuant to ASC 815-40-05, "If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity should be accounted for as an adjustment to stockholders' equity."  Accordingly, during the period ended March 31, 2010, the Company charged the amount of $1,570,724 to stockholders' equity.

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

With the increase in the Company’s authorized shares to 150,000,000, the circumstances that triggered liability accounting for non-employee warrants and options were resolved.  Accordingly, on May 29, 2010, the Company credited the remaining derivative liability associated with these warrants and options of $1,057,699 to stockholders’ equity.

 Convertible Notes

On September 15, 2010, due to the conversion feature, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 5 was made through the issuance of Common Stock cannot be predicted and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the Notes and “marked to market” each reporting period through the income statement

As we may not have sufficient shares authorized to settle all of our outstanding contracts as of September 15, 2010, this triggered a change in the manner in which the Company accounted for the warrants and stock options held by non-employees. The Company began to account for these warrants and stock options utilizing the liability method.   Accordingly, on September 15, 2010, the Company charged the amount of $19,314 to stockholders' equity.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND DEBT (Continued)

The accounting guidance states that warrants, stock options and conversion features which are accounted for as a derivative liability should be revalued each reporting period until the circumstances which triggered liability accounting are resolved. The recorded value of these instruments can fluctuate significantly based on fluctuations in the market value of the issuer’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the instruments.

For the three months ended September 30, 2010, the Biomoda recorded an unrealized gain of $3,089 related to the change in the fair value of non-employee options accounted for as liabilities.

Activity for derivative instruments during the nine months ended September 30, 2010, was as follows:

	Balance at December 31, 2009	Initial Valuation of Derivative Liabilities during the Period	Increase (Decrease) in Fair Value of Derivative Liability	Decrease Credited to Stockholders’ Equity Upon Increase in Authorized Shares	Balance at September 30, 2010
Derivative warrant instruments – Series I	$—	$1,780,583	$(462,896)	$—	$1,317,687
Derivative warrant instruments –5-year Warrants issued with Notes	—	492,518	(76,138)	—	416,380
Derivative instrument – convertible debt	—	651,368	(153,608)	—	497,760
Derivative warrant instruments – all others	—	1,549,690	(507,772)	(1,041,918)	-
Derivative option instruments	—	40,349	(8,342)	(15,781)	16,226
Total	$—	$4,514,508	$(1,208,756)	$(1,057,699)	$2,248,053

Activity for derivative warrant and options instruments during the three months ended September 30, 2010, was as follows:

	Balance at March 31, 2009	Initial Valuation of Derivative Liabilities during the period	Increase (Decrease) in Fair Value of Derivative Liability	Decrease Credited to Stockholders Equity Upon Increase in Authorized Shares	Balance at September 30, 2010
Derivative warrant instruments – Series I	$1,834,834	$--	$17,147	$—	$1,317,687
Derivative warrant instruments-issued with convertible debt	--	492,518	(76,138)	--	416,380
Derivative instruments-convertible debt	--	651,368	(153,608)	--	497,760
Derivative warrant instruments – all others	--	--	--	--	-
Derivative option instruments	--	19,315	(3,089)	--	16,226
Total	$1,834,834	$1,163,201	$(749,982)	$--	$2,248,053

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

We valued the warrants using the Black-Scholes valuation model utilizing the following variables:

	September 15, 2010	September 30, 2010	May 29, 2010	March 31, 2010	March 17, 2010

Market value of stock on grant date or measurement date	0.20	0.17	$0.17	$0.29 (1)	$0.22
Risk-free interest rate (1)	3.00%	3.00%	3.00%	3.00%	3.00%
Dividend yield	0%	0%	0.00%	0.00%	0.00%
Volatility factor	195.11%	194.57%	124.07-201.62%	115.89-201.62%	115.89-201.62%
Weighted average expected life (2)	5.0 yrs	4.96 yrs	4.0 years	4.22 yrs	4.22 yrs
Expected forfeiture rate	0%	0%	0%	0%	0%

(1)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(2)	Due to a lack of stock option exercise history, the Company uses the simplified method under SAB 107 to estimate expected term.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   FAIR VALUE MEASUREMENTS

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

As required by FASB ASC Topic No. 820-10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the lattice valuation model (see Note 8 for the assumptions) for the Company’s Series I Warrants  and 5-year Warrants and the Black-Scholes valuation model for all other warrants and non-employee options and for the conversion feature contained in the Note.

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements at September 30, 2010
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2010
Derivative warrant instruments	$--	$--	$1,734,067	$1,734,067
Derivative option instruments			$16,226	16,226
Derivative conversion Note feature			$497,760	$497,760
Total	$--	$--	$2,248,053	$2,248,053

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended September 30,
	2010	2009
Beginning balance	$(1,834,834)	$-
Total gains (losses)	749,982	-
Settlements	-	-
Additions	(1,163,201)	-
Transfers	-	-
Ending balance	$(2,248,053)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2010 and 2009	$749,982	$-

_____________________________________________

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   FAIR VALUE MEASUREMENTS (Continued)

	Significant Unobservable Inputs (Level 3) Nine Months Ended September 30,
	2010	2009
Beginning balance	$-	$-
Total gains (losses)	1,208,756	-
Settlements	1,507,699	-
Additions	(4,964,508)	-
Transfers	-	-
Ending balance	$(2,248,053)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2010 and 2009	$1,208,750	$-

10. LEGAL UPDATE

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda has won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda.  Biomoda submitted a final statement of damages to the Court in November, 2009.  At the hearing on August 4, 2010, defendant Alvin Robins failed to appear.  The Court allowed Biomoda's counsel to proceed with oral argument on the motion for a damages amount to be awarded to Biomoda. At a hearing on October 6, 2010, Mr. Robins again failed to appear. The Court held a hearing in the matter of  Biomoda’s motion for summary judgment for default damages on November 12, 2010, at which Mr. Robins appeared and was given opportunity to argue only to the merits of the amount of the damages claimed by Biomoda. Judge James O. Browning took all arguments under consideration and stated that a decision on the Biomoda motion would be forthcoming.  Defendant John Kearns is deceased.  Biomoda has waived the right to pursue damages against Mr. Kearns' estate.

11. SUBSEQUENT EVENTS

Subsequent to September 30, 2010, we issued 500,000 common shares for services to a consultant pursuant to a contract.  These shares were valued at $65,000 based upon the Company’s stock price on the date of grant.

On July 20, 2010, Biomoda submitted an application for a grant under the Qualifying Therapeutic Discovery Project provided under new section 48D of the Internal Revenue Code ("IRC"), enacted as part of the Patient Protection and Affordable Care Act of 2010 (P.L. 111-148).  The Company was notified on November 1, 2010, that it was awarded $244,479 in federal grant funding under section 48D.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations. There is no assurance of any future revenues. As of September 30, 2010, Biomoda had an accumulated deficit of $9,474,129 and a working capital deficit of $177,757. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

PLAN OF OPERATION

Our plan of operation for the next 18 months is to complete the pilot and pivotal clinical trials for our lung cancer assay and submit clinical study results to the U.S. Food and Drug Administration ("FDA") for a PMA Class III approval of our CyPath® diagnostic assay for the early detection of lung cancer.  We are currently concluding the pilot clinical study.  The pilot clinical trial includes a cohort of patients with a confirmed diagnosis of cancer who had not begun treatment for the disease and a cohort of high-risk participants, including military veterans in New Mexico.  In October 2010, Biomoda reopened patient enrollment and sample collection for the cancer cohort of the pilot study after comprehensive analysis by the medical team of CT scans of patients revealed that some patients enrolled in the study who were suffering from recurrence of lung cancer did not display tumors in the lung cavity necessary for detection. These samples are being replaced.  The study team determined analysis of samples from more patients in the cancer cohort would be beneficial to provide a stronger foundation for the pivotal study.  Lung cancer patients at Christiana Care Health System currently are being enrolled in the cancer cohort.  In addition, Biomoda is negotiating with multiple medical institutions to open enrollment sites and provide samples from lung cancer patients.  We anticipate the new collection sites will contribute to the pilot study, and we will seek their qualification as sites for the pivotal study.  After securing sufficient samples from lung cancer patients in accordance with study protocol, the study team will complete data analysis and prepare the pilot study report for release.  The Company anticipates results sufficient to provide the foundation for a pivotal clinical study leading to submission to the FDA for approval of the commercial sale of Biomoda’s technology.

We are conducting internal studies with the assistance of medical and scientific experts on our research team to enhance commercialization of CyPath® including automation of sample reading, improving methods for the non-invasive collection of sputum samples, advancing understanding and application of fluorescent microscopy in relation to its ability to identify cancer cells, and developing strategies to enter the European market, including filing for approval of a CE mark.

Our initial product is an in-vitro diagnostic test for lung cancer that will be used to evaluate sputum samples obtained non-invasively from patients.  The samples will be sent to a clinical lab where they will be analyzed with the CyPath® assay labeling solution to determine the presence, or absence, of lung cancer or precancerous cells.  Our diagnostic test can be used for other tissue and body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, bladder, oral and colorectal.  Toward that end, we are developing protocols and assembling a study team for feasibility studies for the use of CyPath® to diagnose breast and cervical cancer.

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

Funded by the New Mexico State Legislature and administered by the New Mexico Department of Veterans Services and the New Mexico Institute of Mining and Technology, the screening program is the first large-scale study of Biomoda’s CyPath® investigational-use-only (not yet FDA-approved) diagnostic, which is based on a patented molecular marker that binds to cancer cells and fluoresces under specific frequencies of medium light.

We have received full payment of a government contract for reimbursement of research and development costs of $1.3 million for fiscal year ended June 30, 2009, related to this study.

Study volunteers provide deep-lung sputum samples to be screened for the presence or absence of cancer cells. Participants’ CT scans are read by independent radiologists under the International Early Lung Cancer Action Program (“I-ELCAP”) Enrollment and Screening Protocol.  Results determined on the sputum samples with the investigational CyPath® assay in the Biomoda lab are then compared to the CT scan diagnostic results.  Results from this study will be used by Biomoda as the foundation for its large pivotal clinical study that will lead to FDA approval for commercialization of the CyPath® assay.

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

The pilot clinical study is focused on testing military veterans because they may be at least 25 percent more likely to develop lung cancer and die from the disease than the general population, according to a U.S. Department of Defense report. The pilot clinical trial also includes analysis of a cohort of patients with a confirmed diagnosis of lung cancer who had not yet begun treatment for the disease. In October 2010, Biomoda reopened patient enrollment and sample collection for the cancer cohort of the pilot study after comprehensive analysis by the medical team of CT scans of patients revealed that some patients enrolled in the study who were suffering from recurrence of lung cancer did not display tumors in the lung cavity necessary for detection.  These samples are being replaced.  The study team determined analysis of samples from more patients in the cancer cohort would be beneficial to provide a stronger foundation for the pivotal study.  Lung cancer patients at Christiana Care Health System currently are being enrolled in the cancer cohort.  In addition, Biomoda is negotiating with multiple medical institutions to open enrollment sites and provide samples from lung cancer patients.  We anticipate the new collection sites will contribute to the pilot study, and we will seek their qualification as sites for the pivotal study.  After securing sufficient samples from lung cancer patients in accordance with study protocol, the study team will complete data analysis, announce summary data, and prepare the pilot study report for release.  The Company anticipates results sufficient to provide the foundation for a pivotal clinical study leading to submission to the FDA for approval of the commercial sale of Biomoda’s technology.

Our pilot clinical trial to screen military veterans for early-stage lung cancer has been enhanced to include a longitudinal component, which will provide additional data on the efficacy of the Biomoda diagnostic. Study participants whose initial results indicated areas of concern – the presence of nodules on the lungs, a positive read by CyPath® – have been asked to return for follow-up screening. We believe the ability to monitor study participants over the longer term will result in a better medical outcome for the patient as well as provide additional data for Biomoda in preparation for the pivotal trials and FDA approval.

It is expected that continued contact with study participants that allows for monitoring of their lung health will expand the use of the CyPath® assay beyond early diagnosis to measuring the success of treatment.

Biomoda has taken preliminary steps necessary to conduct the multi-site pivotal clinical study of our diagnostic for early-stage lung cancer, trademarked under the name CyPath®.

Biomoda is seeking FDA approval of its cytology-based screening technology as a Class III medical device under the Pre-Market Approval ("PMA") process.  When pilot clinical trial results are complete, the Company intends to file a report with the FDA informing the agency of study findings and submit a pre-IDE (“Investigational Device Exemption”) filing.

Increase in Authorized Common Stock

On May 20, 2010, we held a Special Meeting of Shareholders to increase the authorized shares of Common Stock to 150,000,000.  The meeting was adjourned until May 29, 2010, at 10 a.m. Mountain Time.  As of May 24, a majority of shareholders had approved the increase in authorized shares to 150,000,000.  This vote was ratified at the May 29, 2010, meeting.

Significant Equity Transactions

On September 15, 2010, we entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company agreed to sell in a private placement transaction (the “Financing”) (i) an aggregate of $560,000 in principal amount of convertible notes (“Notes”), with a conversion price equal to the lesser of $.25 or 80% of the average of the three lowest daily VWAPs for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share.

The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants are restricted securities.  To date, no shares have been converted.  Please see the Form 8-K filed September 21, 2010, for details.

On April 9, 2010, we filed a Form S-1 Registration Statement to cover 16,250,003 shares pursuant to a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “Purchasers”), pursuant to which we agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the “Shares”), (ii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as further described below, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iii) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share.  The Form S-1 Registration Statement became effective May 6, 2010.

During the nine months ended September 30, 2010, we issued 1,137,584 common shares pursuant to the exercise of Series III Warrants for total cash consideration of $161,652 (net of placement fee of $20,361) or $0.16 per share.

In connection with the private placement, we paid our placement agent 625,000 warrants. These warrants provide the agent a five-year right to acquire shares of the Company’s stock at $0.16 per share. These warrants are not subject to any adjustments with respect to the exercise price or number of shares covered, except in limited circumstances.

As of September 30, 2010, there were 108,768 options and 9,500,002 warrants outstanding.

On June 22, 2010, we filed an Amended Form S-1 Registration Statement to cover 7,500,001 shares pursuant to a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “Purchasers”), pursuant to which we agreed to sell in a private placement transaction (i) 625,000 shares of our common stock, at a purchase price of $0.16 per share (the “Shares”), and (ii) Series I warrants to purchase an additional 6,875,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as further described below (the “Series I Warrants”).  The Amended Form S-1 Registration Statement became effective June 30, 2010.

BOARD ELECTION AND APPOINTMENT OF CORPORATE SECRETARY

On July 27, 2010, the board of directors unanimously elected Maria Zannes as its Chairman.  Ms. Zannes stepped down as Corporate Secretary.  The board of directors also elected Timothy Zannes as Corporate Secretary.  Mr. Zannes remains in his capacity as Corporate Legal Counsel.

OTHER INITIATIVES

Internal Studies

We are conducting internal studies with the assistance of medical and scientific experts on our research team to enhance commercialization of CyPathâ, including automation of sample reading, improving methods for the non-invasive collection of sputum samples, advancing understanding and application of fluorescent microscopy in relation to its ability to identify cancer cells, and developing strategies to enter the European market, including filing for approval of a CE mark.

Our diagnostic test can be used for other tissue and body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, bladder, oral and colorectal.  Toward that end, we are developing protocols and assembling a study team for feasibility studies on the use of CyPath® to diagnose breast and cervical cancer.

Online Networking

Biomoda provides public updates through Twitter, Facebook and email updates.  Interested parties may register on the Biomoda website at www.biomoda.com to receive email updates about the Company.

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

On July 19, 2010, Biomoda filed an additional patent application, “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy.

On July 27, 2010, Biomoda received a Notice of Allowance from the Canadian Intellectual Property Office for "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine."  The new Canadian patent number is 2,429,526.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®.

RESULTS OF CONTINUING OPERATIONS

We have recorded no significant revenue from inception through September 30, 2010.

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended September 30, 2010 and 2009

REVENUE.  As of September 30, 2010, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, increased to $118,122 for the three months ended September 30, 2010, from $44,489 for the three months ended September 30, 2009. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the quarter ended June 30, 2009, we accrued a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the three months ended June 30, 2009, we recorded $91,666 as a reduction of research and development expenses related to this clinical study program. For the three months ended September 30, 2010, we recorded $0 as a reduction of operating expenses related to this clinical study program. This program ended in 2009.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $578,637 for the three months ended September 30, 2010, from $373,112 for the three months ended September 30, 2009.  The increase was primarily related to increased stock issuances for services in 2009 and 2010.  We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains related to the decrease in the fair value of the derivative liabilities associated with our outstanding warrants,options and derivative instruments.  Interest expense increased for the three months ended September 30, 2010, to $673,477 from $3,967 for the three months ended September 30, 2009. This increase is attributable to the interest expense incurred on the recognition of the derivative liability related to the convertible debt we sold on September 15, 2010.  Also, during the three months ended September 30, 2010, we recognized an unrealized non-cash gain from the decrease in the fair value of the derivative liability related to our outstanding warrants, non-employee options, and convertible debt of $593,285, $3,089 and $153,608, respectively.

Comparison of the nine months ended September 30, 2010 and 2009

REVENUE.  As of September 30, 2010, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, increased to $277,694 for the nine months ended September 30, 2010, from $55,819 for the nine months ended September 30, 2009. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.  During the nine months ended September 30, 2010 and 2009, we accrued a reimbursement of allowable research and development expenses through a clinical study funded through the New Mexico Department of Veterans Services and administered by the New Mexico Institute of Mining and Technology to screen New Mexican veterans for lung cancer.  For the nine months ended September 30, 2009, we recorded $547,712 as a reduction of research and development expenses related to this clinical study program.  This program ended in 2009.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $1,277,701 for the nine months ended September 30, 2010, from $536,498 for the nine months ended September 30, 2009.  The increase was primarily related to increased stock issuances for professional services.  We expect costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains related to the increase in the fair value of the derivative liabilities associated with our outstanding warrants and options and other derivative instruments.  Interest expense increased for the nine months ended September 30, 2010, to $681,369 from $11,333 for the nine months ended September 30, 2009.  This increase is attributable to the interest expense incurred on the recognition of the derivative liability related to the convertible debt.  We recognized a gain of $2,068 associated with the sale of equipment for the nine months ended September 30, 2010.  Also, during the nine months ended September 30, 2010, we recognized an unrealized non-cash gain from the decrease in the fair value of the derivative liability related to our outstanding warrants, non-employee options, and convertible debt we sold on September 15, 2010 of $1,046,806,  $8,342, and $153,608, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  In the next 18 months, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues, which will be subject to the outcome of clinical studies and FDA approval.

On September 15, 2010, we entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company agreed to sell in a private placement transaction (the “Financing”) (i)  $560,000 in principal amount of convertible notes (“Notes”) for $500,000 in cash, with a conversion price equal to the lesser of $.25 or 80% of the average of the three lowest daily VWAPs for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share.  We paid fees to the Purchaser of $20,000 related to the Notes.

The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants are restricted securities.  To date, no shares have been converted.  Please see the Form 8-K filed September 21, 2010 for details.

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

In addition to funding normal operating expenses, the proceeds from the securities purchase transaction are targeted for four main objectives

1.	Completion of the pilot study.
2.	Design of the pivotal study.

3.	Investigation of CyPath’s suitability as a diagnostic for additional cancers.

4.	Development of strategies to enter the European market, including filing for approval of a CE mark.

Product development expenditures, including personnel expense and general and administrative expense were $118,122 for the three months ended September 30, 2010.  Funds for operations, product development and capital expenditures were provided from the sale of company stock, warrants and a convertible debenture.   The Company was notified on November 1, 2010, that it was awarded $244,479 in federal grant funding under section 48D. We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

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

On July 20, 2010, Biomoda submitted an application for a grant under the Qualifying Therapeutic Discovery Project provided under new section 48D of the Internal Revenue Code ("IRC"), enacted as part of the Patient Protection and Affordable Care Act of 2010 (P.L. 111-148).  The Company was notified on November 1, 2010, that it was awarded $244,479 in federal grant funding under section 48D.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, September 30, 2010.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

To remedy these material weaknesses, the Company has modified its monthly closing procedures to allow for additional levels of management review to ensure all expenses are recorded or amortized in the correct accounting period.  The Company will also implement additional procedures, including the use of disclosure checklists and possibly outside consultants, if cost effective, to ensure required GAAP and Securities and Exchange Commission disclosures are made in its annual and quarterly reports.

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

CHANGES IN CONTROLS AND PROCEDURES

Significant changes have been made to improve our internal controls over financial reporting during the three months ended September 30, 2010.  We have implemented checklists for beginning-of-month, mid-month and end-of-month activities which are reviewed by management.  Management continues to address the deficiencies in our control and procedures.  We have hired a CPA firm, Meyners and Company, to help oversee accounting, create financial statements and liaison with auditors.  We have completed an accounting manual and are implementing a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda has won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda.  Biomoda submitted a final statement of damages to the Court in November, 2009.  At the hearing on August 4, 2010, defendant Alvin Robins failed to appear.  The Court allowed Biomoda's counsel to proceed with oral argument on the motion for a damages amount to be awarded to Biomoda. At a hearing on October 6, 2010, Mr. Robins again failed to appear. The Court held a hearing in the matter of  Biomoda’s motion for summary judgment for default damages on November 12, 2010, at which Mr. Robins appeared and was given opportunity to argue only to the merits of the amount of the damages claimed by Biomoda. Judge James O. Browning took all arguments under consideration and stated that a decision on the Biomoda motion would be forthcoming.  Defendant John Kearns is deceased.  Biomoda has waived the right to pursue damages against Mr. Kearns' estate.

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

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

BIOMODA, INC.

Date: November 17, 2010	By:	/s/ John J. Cousins
John J. Cousins
President
(Principal Executive and Accounting Officer)