Form 10-K
period 2010-12-31
BIOMODA INC/NM
filed 2011-03-15
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010 based upon the closing price of the registrant’s common stock on that date was $18,409,290.

The number of issuer’s shares of Common Stock outstanding as of March 15, 2011, was 92,936,886 shares.

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

The Company has laboratories and offices at 609 Broadway NE, in Albuquerque, New Mexico, that are used for corporate operations and research and development activities. The mailing address is 609 Broadway NE, Albuquerque, NM 87102. The telephone number is (505) 821-0875, and the fax number is (866) 519-6156. Our website is www.biomoda.com.

On January 8, 2010, the Company dissolved Biomoda Holdings, Inc., a Nevada corporation incorporated August 12, 2003, as no longer necessary or useful for operations.

The Company

Biomoda is an in-vitro diagnostics company that develops assays, or tests, to detect cancer. These assays are performed in clinical reference laboratories using body-fluid samples. The technology is based on scientific work originally done at Los Alamos National Laboratory. Biomoda was issued a patent in January 2005, and has received a Divisional and a Continuation-In-Part (“CIP”) extension of that owned patent. The technology is based on a porphyrin molecule that has an affinity to bind with cancer cells in high concentrations and cause them to fluoresce under specific frequencies of light. The porphyrin molecule is easy to obtain, manufacture and use. This is a broad-based technology that works with a variety of cancers.

The Company is developing a product line of assays for a variety of cancers based on adaptations of this technology. While we believe the technology has great potential as a cancer screening tool for large populations, the true breakthrough may be its potential as a non-invasive diagnostic for multiple cancers.

Our first product, trademarked under the name CyPath®, is an assay for the detection of early-stage lung cancer. Lung cancer represents a large market with unmet diagnostic needs. The five-year survival rates for lung cancer are dismal, due in large part to the fact that this disease is typically diagnosed late in its progression. Our lung cancer assay tests deep-lung sputum which is collected  from the patient, processed and incubated in the CyPath® molecular marker labeling solution, and then scored for cancer cells. This technology has the potential to diagnose other cancers as well. Biomoda has identified breast, circulating tumor cells (CTC), cervical, bladder, colorectal, oral, and prostate cancers as potentially significant business opportunities for the Company.

Market Need

According to the Centers for Disease Control, cancer is a leading cause of death in the United States, second only to heart disease. In 2010, nearly 600,000 Americans and more than 7 million people around the world lost their lives to cancer. In the United States, one in three women and one in two men will develop cancer during their lifetime. A quarter of all American deaths and about 15 percent of all deaths worldwide will be attributed to cancer. In some nations, cancer will surpass heart disease to become the most common cause of death.

Lung cancer claims more lives than the next four biggest cancers – colon, breast, prostate and pancreatic – combined. Survivability of lung cancer is extremely low.  Only 40 percent of patients diagnosed with lung cancer survive one year after being diagnosed. The five-year survival rate for lung cancer is a dismal 15 percent while five-year survival rates for breast and prostate cancer have improved to 87 percent and 99 percent, respectively, primarily due to early detection. Early-stage diagnosis for lung cancer will improve the survivability of the disease.

World of Medicine

Technological advances are shifting medicine to an individualized approach to treatment of disease. Personalized Disease Management is an overall direction being adopted within the medical community to address risk assessment, diagnosis, treatment and individual response to therapies. Biomoda’s technology will enhance this new paradigm in medicine with improvements in early-stage diagnosis based on risk stratification.

Within Personalized Disease Management, our CyPath® assay has the potential for widespread adoption by the medical community for the screening, diagnosis, monitoring and surveillance of cancers. The global market for an inexpensive, non-invasive, and accurate screening and diagnostic tool for early cancer diagnosis is largely unmet. Biomoda anticipates that our technology will also be used to monitor treatment and gauge patient responses to the efficacies of various therapies.

Business Model

The Company’s end customers are patients who should be screened for a cancer diagnosis based on their risk profile, whether they present with symptoms or not, and doctors that prescribe screening and diagnostic tests. The Company plans to develop assays for the screening and detection of multiple cancers including lung, breast, cervical, CTC, bladder, colorectal, oral and prostate cancers. Patient samples would be delivered to Biomoda clinical reference laboratories certified under the federal Clinical Laboratory Improvement Amendments (“CLIA”). Company laboratories will receive the sample, perform the assay, and deliver the test result to the physician who can then inform the patient of the diagnostic conclusion. Our business model utilizes Company central laboratories to perform testing to maximize profits and minimize risk to our intellectual property (“IP”) and patents.  As sales and revenues grow, Biomoda may seek a strategic partnership with national and international clinical laboratories to leverage each entity’s operations and expand Company sales and services.

Biomoda’s future clinical reference laboratories will seek reimbursement from Medicare/Medicaid and private insurers based on existing reimbursement codes. Biomoda performed a reimbursement code study in 2003, and determined that current codes exist and are economically feasible under Centers for Medicare & Medicaid Services (“CMS”) codes.  The CMS is a Federal agency within the U.S. Department of Health and Human Services.

Initial sales and revenues forecasts are based on development of an internal sales and manufacturing workforce that will take advantage of public monies available for economic development and job creation.  This business model anticipates greater revenues than would be obtained through contract sales and manufacturing and provides for non-dilutive funding during the Company’s research and development phase when risks are greater.

Customers

Sales will be driven by physician referrals. Our initial marketing strategy is focused on creating a high profit margin on a relatively low-cost product which will benefit Biomoda and its strategic laboratory partners. This model offers significant economic incentives for our customers and partners to adopt the Biomoda technology.

The Company is establishing visibility and credibility within the medical community by actively raising awareness of our CyPath® assay. Biomoda has begun coordinated scientific collaborations and will follow completion of clinical testing by publishing results in research and clinical journals and presenting our findings at medical conferences. Biomoda is currently working with Christiana Care Health Services in Newark, Delaware, Waterbury Pulmonary Associates in Waterbury, Connecticut, Radiology Associates of Albuquerque in Albuquerque, New Mexico, and the Saccomanno Research Institute at St. Mary’s Hospital and Medical Center in Grand Junction, Colorado. The Company hopes to engage in collaborations and collaborative studies with preeminent lung cancer researchers throughout the world.

The Company will use detailing agents (specialized sales agents) to provide direct marketing efforts to physicians.

IP will be protected by the use of Biomoda’s clinical laboratories and through active, licensed-based strategic partnerships with national and international reference laboratories with emphasis on identifying laboratory partners that have business relationships with provider networks. This will enable us to develop strategic relationships with customer groups who have formal relationships with those who drive sales.

Competition

Competition falls into several segments: biomarkers, radiology, genomics, and proteomics.  The Company anticipates that CyPath® will be a complement to diagnostic tools described below as well as a stand-alone diagnostic. Biomoda products should be well positioned to work synergistically with new products entering the marketplace.

Biomarkers represent the closest competitors in terms of market introduction. Biomarkers are used to indirectly identify cellular aberrations and disease. The Company is monitoring the activity of companies in this space, and Biomoda believes our technology offers inherent commercial advantages over biomarkers. CyPath® is cheaper to make, more stable, and simpler to use in the commercial laboratory environment.

Radiology technology is not as sensitive to the earliest stages of cancer as Biomoda believes the Company’s technology will prove to be after clinical testing, and there are health limits to radiation exposure for monitoring and surveillance of cancer.  Radiology as a testing method also is more expensive than the anticipated cost of our assay.  The Company believes our technology will work in tandem with imaging diagnostics to deliver superior diagnosis and treatment of cancer.

Genomics and proteomics are leading-edge science.  These technologies are not ready for commercialization, and details on specificity and sensitivity for specific cancer diagnosis are unavailable because of the early stage of the technologies.  Biomoda believes genomic and proteomic technologies will be used most often to define an individual’s risk profile for contracting cancer and may work as tools to determine which patients can benefit from Biomoda’s diagnostic technology.  Accurate risk stratification is a critical component of any effective screening protocol, and advances in genomics and proteomics are expected to greatly enhance this capability.

CyPath® will be a stand-alone early-stage diagnostic tool as well as a complementary product to diagnostic tools currently used to detect cancer. Its clear advantage over current diagnostics is the non-invasive collection of body fluids to retrieve adequate cells for incubation in the CyPath® labeling solution. CyPath® is a front-end diagnostic and screening tool and an aid in determining whether or not more expensive and specialized tests are warranted. Our product can be highly valuable to physicians by optimizing and expanding current medical practices by offering a simple, non-invasive diagnostic test to detect cancer.

Patents

Biomoda, Inc. owns U.S. Patent 6,838,248, titled “Compositions and Methods for Detecting Pre-Cancerous Conditions in Cell and Tissue Samples Using 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine” which was issued on January 4, 2005;

U.S. Patent 7,384,764, titled “Method for Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine” which was issued June 10, 2008;

U.S. Patent 7,670,799 titled “Method for Making 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine (TCPP) Solution and Composition Comprising TCPP” which was issued on March 2, 2010;

Allowed U.S Patent Application 12/715,627 titled “Method for Prognosing Response to Cancer Therapy with 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine” filed March 2, 2010; and

Foreign equivalents of these inventions were granted in Canada, Japan, Mexico, and Australia and is pending in Europe.

Biomoda owns pending U.S. Patent Application 12/839,283 titled “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy which was filed on July 19, 2010;  and

Patent Cooperation Treaty (“PCT”) Application PCT/US10/42482 titled “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” filed July 19, 2010.

Biomoda owns U.S. registrations for the marks CyPath® and CyDx® and a U.S. registration is pending for the mark “Biomoda”. The Company has also received registrations for the marks Biomoda® , CyPath® and CyDx® in the European Union.

Suppliers

The Company has identified several suppliers for all key components of our lung cancer diagnostic assay that can provide sufficient quantities for commercialization of the assay. Discussions continue with these suppliers based on the current stage of our development.

Research and Development Activities

Biomoda’s research is undertaken in collaboration with universities, scientists, research institutions, and medical facilities domestically. The Company is working toward further research and clinical trials which Biomoda anticipates will expand upon current and future collaborations. Biomoda’s diagnostic test can be used for other tissue and body fluid samples, and Biomoda intends to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, CTC, bladder, oral, colorectal and prostate. Toward that end, Biomoda is developing protocols and assembling a study team for feasibility studies on the use of CyPath® to diagnose breast cancer.

The Company is also conducting internal optimization studies prior to launching the pivotal clinical study to enhance the commercial utility of the CyPath® diagnostic assay. This research and development (“R&D”) includes automation of sample reading, improving methods for the non-invasive collection of sputum samples, advancing understanding and application of fluorescent microscopy in relation to its ability to identify cancer cells, and developing strategies to enter the European market, including filing for approval of a CE mark. Optimizing the assay and automating the process for reading CyPath®-labeled cells will lead to lower cost and greater accuracy in a high-throughput clinical setting. This research will be supported by cooperative agreements between the Company and major medical and scientific research institutions with the assistance of medical and scientific experts on our research team.

Subsequent to December 31, 2010, Biomoda received notification that its application to become an Associate Member of the Early Detection Research Network (“EDRN”), an initiative of the National Cancer Institute (“NCI”) at the National Institutes of Health (“NIH”), had been accepted. The EDRN is focused on the development of molecular technologies for the screening, early diagnosis and target-based treatment of cancer. The EDRN membership will provide Biomoda with additional opportunities for collaborative research related to biomarker development, clinical testing and validation.

Employees

As of December 31, 2010, the Company had ten full-time employees.  Biomoda has contracts for services on various projects on an ongoing or as-needed basis.

Maria Zannes is Chief Executive Officer and Chairman of the Board. Ms. Zannes has more than 30 years of management experience in business and industry.  After serving as President of the Energy Recovery Council, a national waste-to-energy trade group in Washington, D.C., for 10 years, Ms. Zannes began a consulting practice for private clients in the medical, environmental and energy industries. She is a research associate with Columbia University Earth Engineering Center and co-founder of two research centers at Columbia. Ms. Zannes is a director and founder of American Homecoming Foundation, a non-profit organization directed at helping homeless veterans, and Standard Alcohol Company of America, an alternative energy company. Previously, she worked as General Manager for ECOS Corporation, a  subsidiary of Burlington Environmental, and Project Manager for Wheelabrator Technologies, Inc., a subsidiary of Waste Management.  Ms. Zannes began her career as a journalist before joining the office of Congressman Charles Wilson (D-Texas) as legislative aide and press secretary. Ms. Zannes is licensed to practice law in Washington State and New Mexico.

John J. Cousins is President, Treasurer, CFO, Controller and Director. Mr. Cousins holds undergraduate degrees from Boston University and the Lowell Institute School at the Massachusetts Institute of Technology and earned an MBA from the Wharton School, University of Pennsylvania. He began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment, and the American Broadcasting Company television network. He was named vice president of Cimarron Business Development Corporation, a southwest regional merchant and investment banking operation in 1990. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm. Mr. Cousins is a Director of American Homecoming Foundation, a non-profit organization created to help homeless veterans. Mr. Cousins is also a Director and Vice President of New Mexico Biotechnology and Biomedical Association (NMBio), an affiliate of the national Biotechnology Industry Organization. Mr. Cousins has been President, Treasurer, Controller and a Director of Biomoda since 2002.

Constance Dorian is Vice President of Technical Operations. Ms. Dorian earned a B.S. in Biology from San Diego State University. She has 20 years experience with start-ups and small- to medium-sized companies in the biotechnology sector. Ms. Dorian has directly managed the day-to-day activities required for production and manufacturing operations, quality control and quality assurance systems, product support and improvement programs, and cost reduction programs in accordance with FDA guidelines. In addition, Ms Dorian has designed and developed diagnostic assays, designed and conducted clinical studies, and managed the regulatory approval process.

Timothy Peter Zannes is General Legal Counsel.  Mr. Zannes holds a law degree from the University of New Mexico, is a member in good standing of the New Mexico Bar and contributes 19 years experience as a lawyer.

Angela Dayile is Technical Operations Laboratory Supervisor. Ms. Dayile earned a B.S. in Biology and a B.A. in Spanish and an M. S. in Health Education from the University of New Mexico. Her experience lies in the coordination, conduct and analysis of environmental and clinical research.

Verrity Gershin is Office Manager.  Ms. Gershin graduated from the University of New Mexico with a B.U.S. degree in May 2008.  With 12 years experience in accounting, corporate filings and corporate administrative support, Ms. Gershin assisted with the Company’s initial public offering and helps maintain regulatory compliance.

Board of Directors

Maria Zannes, Chairman.

John J. Cousins, Director.

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

Lewis White is a Director. Mr. White is a major shareholder of Biomoda and serves as director and CEO of New Energies Nebraska, LLC, a subsidiary of Standard Alcohol Company. He has also been a real estate investor, principal of a food services business catering to niche markets and an employee of the State of Nebraska. Mr. White attended the University of Nebraska at Omaha where he majored in Business Administration.

Contracts

The Company has contracted with Gordon Bennett of Albuquerque, New Mexico, for fluorescent microscopy services. Mr. Bennett has a B.S. in Physics as well as a J.D. from the University of New Mexico. His background is in photonics and electronics. He has been adjunct faculty at the College of Santa Fe and has held the Chair in Photonics and Biophotonics at Central New Mexico Community College. He is currently a member of the Optical Society of America and the New Mexico State Bar.

The Company has contracted with Christiana Care Health Services of Newark, Delaware, for the services of Thomas L. Bauer, MD, thoracic surgeon and cancer researcher, to be the national Principal Investigator (“PI”) overseeing the Biomoda clinical studies for early lung cancer detection. Dr. Bauer has led several lung and esophageal cancer studies. Dr. Bauer partners with Dr. Lara Patriquin, a diagnostic radiologist in Albuquerque, who is serving as the local PI for the current study.

The Company has contracted with Christiana Care Health Services for sample procurement and assay research and development. The Helen F. Graham Cancer Center associated with Christiana Care Health System recruited a cohort of patients diagnosed with lung cancer to participate in the final stage of the pilot clinical study of the investigational CyPath® assay. Christiana Care’s Institutional Review Board reviewed the Biomoda study protocol to ensure compliance with scientific, regulatory and ethical standards.

The Company has contracted with Quintiles Consulting in Rockville, Maryland, for regulatory consulting and the design of clinical studies of Biomoda’s proprietary test for detection of early-stage lung cancer. Quintiles Consulting (www.quintiles.com) is the regulatory consulting unit of Quintiles Transnational Corp., a global corporation that provides a broad range of professional services in product development, financial partnering and commercialization for the pharmaceutical, biotechnology and medical device industries.

The Company has contracted with Radiology Associates of Albuquerque in Albuquerque, New Mexico to be the collection site for the high-risk cohort of the current clinical trial. Under the terms of that contract, Radiology Associates of Albuquerque performs computed tomography (“CT”) scans of patients participating in the clinical studies and provides results to their primary care providers and to Biomoda.

The Company has contracted with Regulatory & Clinical Research Institute (“RCRI”), Inc. in Minneapolis, Minnesota, to serve as the Contract Research Organization (“CRO”) for the ongoing clinical studies of the CyPath® assay.  RCRI (www.rcri-inc.com) provides medical device, in-vitro diagnostic and biologics companies with expertise in regulatory affairs, clinical trial design and management, database development, reimbursement strategy, health economics, quality systems and compliance, biostatistics and venture capital due diligence.

The Company has contracted with the Saccomanno Research Institute at St. Mary’s Hospital and Medical Center in Grand Junction, Colorado, to collaborate on research to advance Biomoda’s patented system for measuring the photon emission rate of CyPath®-stained cells for the early detection of lung cancer.

The Company has contracted with Waterbury Pulmonary Associates Research, the active clinical research arm of a large single-specialty private practice pulmonary and critical care group in Waterbury, Connecticut, for sample procurement for the positive control cohort of the clinical studies of the CyPath® diagnostic for lung cancer. David G. Hill, MD, is the local PI for Waterbury’s participation in the Biomoda studies.

The Company has hired a CPA firm, Clifton Gunderson LLP (formerly Meyers and Company) in Albuquerque, New Mexico, to help oversee accounting, create financial statements and liaison with auditors.

The Company has contracted with Integritas, LLC of San Antonio, Texas, for business development in the state of Texas.

The Company has contracted with Keleher and McLeod of Albuquerque, New Mexico, to provide general legal counsel.

The Company has contracted with SA Valuations, Inc. of Houston, Texas, to provide accounting valuations relative to imbedded derivatives in securities instruments.

The Company has retained Sichenzia Ross Friedman & Ference, LLP in New York, New York, to provide legal counsel on securities law and SEC-related matters.

The Company has contracted with Slone Partners of Miami Beach, Florida, a national recruitment firm, to assist with scientific staffing.

The Company has contracted with Taylor Associates, Inc. of Lexington, Massachusetts, a media relations firm, for a public awareness campaign.

The Company has contracted with Torrey Hills Capital of San Diego, California, for investment and strategic planning.

Pilot Clinical Study Update

Biomoda is seeking U.S. Food and Drug Administration (“FDA”) approval of its cytology-based diagnostic technology as a Class III medical device under the Pre-Market Approval ("PMA") process.

An early-stage lung cancer screening program for New Mexico veterans based on the Biomoda technology was funded by the New Mexico State Legislature and administered by the New Mexico Department of Veterans Services and the New Mexico Institute of Mining and Technology. The screening program, the first large-scale study of Biomoda’s CyPath® investigational-use-only (not yet FDA-approved) diagnostic, is the foundation of the pilot clinical trial. Biomoda received full payment of a government contract for reimbursement of research and development costs of $1.3 million for fiscal year ended June 30, 2009, related to this study.

On March 5, 2009, the Company received approval for the pilot clinical trial from an independent Institutional Review Board ("IRB"). Biomoda’s cytology-based diagnostic technology had previously shown 100 percent sensitivity and 100 percent specificity during internal testing on a small sample of patients.

Thomas L. Bauer, MD, cancer researcher and chief thoracic surgeon with the Christiana Care Health System in Delaware, is the national Principal Investigator (“PI”) overseeing the pilot clinical study. Dr. Bauer has led several lung and esophageal cancer studies.  Dr. Bauer is working with Lara Patriquin, MD, a diagnostic radiologist in Albuquerque, who serves as the Albuquerque PI for the pilot clinical study, and David Hill, MD, the PI for the site in Waterbury, Connecticut. The team of experts working with Biomoda on the clinical study includes representatives from Quintiles, RCRI and Radiology Associates of Albuquerque. The New Mexico Department of Veterans Services and Black Veterans Association of New Mexico assisted with outreach and recruitment.

Study volunteers provide deep-lung sputum samples to be screened for the presence or absence of cancer cells. Sputum samples are processed onto microscope slides and incubated in the CyPath® labeling solution which binds to cancer cells. Cells on the slides labeled with CyPath® are analyzed under a microscope for unique fluorescent signature and intensity. Sample adequacy is determined using the Pap stain analysis, and study participants undergo CT scans which are read by independent radiologists under the International Early Lung Cancer Action Program (“I-ELCAP”) Enrollment and Screening Protocol. Results determined on the sputum samples with the investigational CyPath® assay in the Biomoda lab are then compared to the CT scan diagnostic results of high-risk participants and CT scan and other diagnostic results of cancer patients.

Veterans recruited for the pilot study were “20 pack year” smokers, individuals who have smoked the equivalent of one pack a day for 20 years or two packs a day for 10 years. In September 2009, Biomoda added a longitudinal component to the pilot clinical trial, which will provide additional data on the efficacy of the Biomoda diagnostic. The pilot clinical study is focused on screening military veterans because they may be at least 25 percent more likely to develop lung cancer and die from the disease than the general population, according to a U.S. Department of Defense report.

The pilot clinical trial also includes analysis of a cohort of patients with a confirmed diagnosis of lung cancer who had not yet begun treatment for the disease. Biomoda contracted with Christiana Care Health Services and Waterbury Pulmonary Associates Research for sputum sample procurement for the clinical trial’s positive control group. In October 2010, Biomoda reopened patient enrollment and sample collection for the cancer cohort of the pilot study after comprehensive analysis by the medical team of CT scans of patients revealed that some patients enrolled in the study who were suffering from recurrence of lung cancer did not display tumors inside the lung cavity as required by the study protocol.

Enrollment and sample collection for the positive control cohort was completed in February 2011. Top-line results for the pilot study are expected to be released in March 2011. The Company believes initial results will show that the CyPath® assay can both identify and quantify lung cell characteristics that differ between groups of individuals at high risk for developing cancer and those who already have the disease.  Complete data from the pilot study will be published in accordance with standard peer review and publishing guidelines for studies of this type. Dr. Bauer expects to present findings and results at appropriate medical conventions and events.

Biomoda has begun preliminary design and coordination for the pivotal clinical trial of our in-vitro diagnostic for early-stage lung cancer. The multi-site pivotal trial will include up to 3,500 patients and will be designed to yield data and analysis sufficient for FDA approval of the assay for commercial use in the United States.  The Company expects to complete internal studies focused on optimization of the assay prior to opening pivotal clinical trial sites.  These studies include automation using flow cytometry to read the entire sputum sample efficiently, improving methods for the non-invasive collection of sputum samples, and advancing understanding and application of fluorescent microscopy in relation to its ability to identify cancer cells.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company’s headquarters are located at 609 Broadway NE, Albuquerque, New Mexico.  Its telephone number is (505) 821-0875 and its fax number is (866) 519-6156.  The mailing address is P.O. Box 11342, Albuquerque, NM 87192.

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

Developments and changes in technology that are favorable to the Company may significantly advance the potential of the Company's research, while developments and advances in research methods outside of the methods the Company uses may severely hinder or halt completely the Company's development.

Before marketing any of its products, the Company will need to complete multiple clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to the Company. During each investigative study and prior to its completion, the results of the investigations will remain blinded to ensure the integrity of the study. The Company will not know the results of any study, favorable or unfavorable to the Company, until the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

Biomoda is a small company in terms of employees, technical and research resources, and capital. These factors could hinder the Company's ability to meet changes in the medical industry as rapidly or effectively as competitors with substantially more resources.

Costs of complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendment (“CLIA”), which regulates the quality and reliability of medical testing in the United States, and changes to regulations governing FDA approval of clinical devices, as well as adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, with respect to both time and costs, in the Company's research and development.

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company’s intention to market its products throughout the world. Numerous regulatory agencies regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. Biomoda has not applied for and do not now have the approval of any foreign country to sell our products for diagnostic or therapeutic use.

Our products are subject to FDA approval and to post-approval FDA reporting requirements.

ITEM 2. PROPERTIES

The Company’s Research and Development facilities are located in Albuquerque, New Mexico, under a month-to-month lease at approximately $4,900 per month. R&D is housed in approximately 1,300 square feet that includes two state-of-the-art laboratories, where primary research, assay validation and pre-clinical work is being conducted, and four administrative offices. Biomoda intends to expand its laboratory facilities in 2011 in order to provide reproducibility for our clinical pivotal trial and thereafter as needed to respond to research and sales demand.  For the expanded development phase, no manufacturing facilities will be needed. For the production phase, Biomoda plans to utilize contract manufacturers and suppliers and expects to expand to allow for the manufacture of patient collection kits as appropriate.

ITEM 3. LEGAL PROCEEDINGS

In January 2010, Biomoda received 100,000 restricted Biomoda shares from Seacoast Advisors LLC as part of an arbitration decision.

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda. Biomoda submitted a final statement of damages to the Court in November 2009.  Defendant Alvin Robins failed to appear at a hearing on August 4, 2010, and the Court allowed Biomoda's counsel to proceed with oral argument on the motion for a damages amount to be awarded to Biomoda. At a hearing on October 6, 2010, Mr. Robins again failed to appear. On November 12, 2010, the Court held a hearing in the matter of Biomoda’s motion for summary judgment for default damages. Mr. Robins appeared and was given opportunity to argue only to the merits of the amount of the damages claimed by Biomoda.  On December 15, 2010, Judge James O. Browning ruled that Biomoda was entitled to $35,000 in damages from Mr. Robins. Biomoda subsequently filed a motion with the Court to dismiss all claims against Mr. Robins with the exception of the $35,000 judgment already rendered. Mr. Robins has moved the Court to vacate the judgment for $35,000 rendered against him along with the 52-page ruling made by the Court. Defendant John Kearns is deceased. Biomoda has waived the right to pursue damages against Mr. Kearns' estate.

On March 11 2011, Judge James O. Browning entered a final judgment in the case of Biomoda vs. Leslie Robins, Alvin Robins and John Kearns (No. CIV07-0855 JB/GBW).   Within that final judgment Judge Browning ordered that plaintiff Biomoda Inc. be awarded damages in the amount of $35,000.00 with post-judgment interest against Defendant Alvin D. Robins, thereby ending all matters related to this case within his court.
Biomoda does not know of any environmental liability affecting our Company that would have a materially adverse effect on our business. However, various federal, state and local environmental laws make our Company liable for the costs of removal or remediation of certain hazardous or toxic substances. These laws often impose environmental liability regardless of whether the owner was responsible for or knew of the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent a property or to borrow using the property as collateral. No assurance can be given that the environmental assessments of our property revealed all environmental liabilities, or that a material, adverse environmental condition does not exist on property leased by us.

Employees of the Company dealing with human blood and tissue specimens may be exposed to risks of infection from HIV, hepatitis, tuberculosis, and other blood- and specimen-borne diseases if appropriate laboratory practices are not followed. Although no infections of this type have been reported in the Company’s history, there can be no assurance that such infections will not occur in the future and result in liability to the Company

The testing, marketing, manufacturing, distribution, and sale of health care products could expose the Company to the risk of product liability claims. A product liability claim could have a material adverse effect on the business or financial condition of the Company. The Company does not currently maintain product liability insurance coverage. The Company intends to evaluate, depending on the circumstances that exist at the time, whether to obtain any product liability insurance coverage prior to the time that the Company engages in any marketing of its products. Even if the Company should elect to attempt to obtain such coverage in the future, there can be no assurance that product liability insurance will be available to the Company in the future on acceptable terms, if at all, or that such insurance will be sufficient to protect the Company against claims. Therefore, any uninsured loss could adversely affect our financial condition and results of operation.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s stock began trading on November 21, 2006, on the OTC Bulletin Board under the symbol "BMOD" and closed on December 31, 2010, at $0.08 per share.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2008
	High	Low
First Quarter	$0.20	$0.04
Second Quarter	$0.11	$0.04
Third Quarter	$0.08	$0.02
Fourth Quarter	$0.08	$0.01

	Fiscal Year 2009
	High	Low
First Quarter	$0.07	$0.04
Second Quarter	$0.07	$0.03
Third Quarter	$0.53	$0.02
Fourth Quarter	$0.28	$0.12

	Fiscal Year 2010
	High	Low
First Quarter	$0.47	$0.13
Second Quarter	$0.31	$0.14
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.18	$0.06

Holders of our Common Stock

As of March 1, 2011, the Company estimates that there were approximately 1,500 shareholders.

Dividends

Biomoda has never paid cash dividends on our Common Stock and does not anticipate paying cash dividends in the near future.

Stock Option Grants

No stock options were granted in 2010.  Warrants were issued and are detailed in the appropriate section.

Penny Stock

Until Biomoda’s shares qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The Securities and Exchange Commission (“SEC”) generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with net assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held.

Equity Compensation Plans

Currently there is no Equity Compensation Plan.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, Biomoda is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any revenues from operations. There is no assurance of any future revenues. As of December 31, 2010, Biomoda had an accumulated deficit of $9,091,941 and a working capital deficit of $486,308. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

On July 19, 2006, the Company closed its offering of up to 6,000,000 shares of our common stock pursuant to a registration statement on Form SB-2 (the "Registration Statement") under the Securities Act of 1933, as amended, declared effective on February 11, 2005. The Company’s market maker filed Form 211 with NASD Regulation to initiate quotations in our common stock on the OTC Bulletin Board. The request was cleared on October 19, 2006.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash of $248,770.

The Company plans to raise capital during the twelve months ending December 31, 2011 through a public offering and through non-dilutive government grants and program awards.  The additional capital will be used to continue development of the CyPath® assay to optimize and ready the technology for commercialization in the United States and Europe, and expand application of the assay to other cancers.

On March 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “Purchasers”), pursuant to which Biomoda agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the  “Shares”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the warrant. (the “Series I Warrants”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as described in the related warrant agreement, on an  automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).

The Company received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after the fees discussed below) from the sale of the Shares and the Warrants. The Shares and the shares of common stock issuable upon exercise of the Warrants are registered pursuant to a registration statement filed with the Securities and Exchange Commission (the “Registration Statement”) on April 9, 2010.

In connection with the private placement, the Company paid Lifetech, our placement agent, a cash fee of $100,000. LifeTech also received 625,000 Series I Warrants, 375,000 Series II Warrants and 625,000 Series III Warrants. In addition, LifeTech will receive 10% of the exercise price of all Series III Warrants which are exercised. The Company also paid legal fees of approximately $80,000 related to the private placement.

On June 22, 2010, the Company filed an Amended Form S-1 Registration Statement to cover 7,500,001 shares pursuant to the Purchase Agreement by and between the Company and the Purchasers, pursuant to which Biomoda agreed to sell in a private placement transaction (i) 625,000 shares of our common stock, at a purchase price of $0.16 per share, and (ii) Series I warrants to purchase an additional 6,875,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as further described below. The Amended Form S-1 Registration Statement became effective June 30, 2010.

Series I Warrants to purchase a total of 6,875,004 shares of common stock issued pursuant to the March 2010 private placement contained provisions that protect holders from declines in Biomoda’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. Accordingly, during the period ended March 31, 2010, the Company charged the amount of $1,780,583 to stockholders' equity for the initial value of the derivative instruments.

During the Company’s third quarter, the Company issued common shares pursuant to the cashless exercise of 589,712 Series II Warrants and as of December 31, 2010, no Series II Warrants remain outstanding.  On August 6, 2010, the Series III Warrants expired without exercise.

On September 15, 2010, Biomoda, Inc. entered into a securities purchase agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold in a private placement transaction (the “Financing”) for $500,000 in cash (i)  $560,000 in principal amount of convertible notes (“Notes”), that mature on August 31, 2011, with a conversion price equal to the lesser of $0.25 or 80% of the average of the three lowest daily VWAPs for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share. The Notes also include provisions that protect the holders from declines in the Company’s stock price. The interest rate is 10% per annum and accrues until either the maturity date or conversion of the Notes into shares of Biomoda common stock.

Biomoda paid an origination fee of $15,000 to the Purchasers and an additional $5,000 to the Purchasers for their legal fees, which has been treated as a deferred financing cost and will be amortized over the term of the Notes. The proceeds from the Notes cannot be used to pay off any debt or advances from shareholders.

The 2,000,000 warrants issued in connection with the Financing include provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of the 5-Year Warrants was recognized as a derivative warrant instrument and will be measured at fair value at each reporting period. Accordingly, on September 15, 2010, the Company recognized an initial derivative liability for the 5-year warrants of $493,000.

Due to the Notes’ conversion features, the actual number of shares of common stock that would be required if a conversion of the Notes was made through the issuance of common stock cannot be predicted and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the Note and “marked to market” each reporting period through the income statement.  The Company recognized an initial derivative liability of $651,368 related to the conversion feature of the Notes.

The fair value of the warrants and the conversion option in excess of the principal amount of the Notes of $643,886 was expensed immediately as additional interest expense during the 2010 third quarter.

The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants are restricted securities. To date, no shares have been converted. Please see the Form 8-K filed September 21, 2010, for details.

On July 20, 2010, Biomoda submitted an application for a grant under the Qualifying Therapeutic Discovery Project provided under new section 48D of the Internal Revenue Code (“IRC”), enacted as part of the Patient Protection and Affordable Care Act of 2010 (P.L. 111-148). The Company was notified on November 1, 2010, that it was awarded $244,479 in federal grant funding under section 48D.  The federal grant funding was received by the Company in November 2010.

Overall, the Company increased its cash position by $228,729 for the year ended December 31, 2010 (compared to a decrease in its cash position of $16,813 for the year ended December 31, 2009), resulting from $1,237,675 used in the Company’s operating activities (compared to $80,555 of cash used in 2009), $72,521 used in the Company’s investing activities (compared to $32,612 used in 2009), and $1,538,925 in cash provided by financing activities (compared to $96,354 provided in 2009).

Cash Flows from Operating Activities - Net cash used in operating activities of $1,237,675 for the year ended December 31, 2010, increased primarily due to increased R&D efforts and no revenues to offset those development costs.

Cash Flows from Investing Activities - Net cash used in investing activities of $72,521 for the year ended December 31, 2010, increased due to payments for patents and trademarks.

Cash Flows from Financing Activities - Net cash provided by financing activities of $1,538,925 for the year ended December 31, 2010, increased primarily due to the proceeds from issuances of common stock and proceeds from issuance of convertible short term debt during the year.

Results of Continuing Operations

Biomoda has recorded no significant revenue from inception through December 31, 2010.

Operating expenses increased by $1,084,141 to $1,973,538 during the year ended December 31, 2010, compared to $889,397 for the year ended December 31, 2009. This increase was primarily due to increased payroll, investor relations and public relations costs during 2010.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, consulting services, travel and general corporate activities. The increase in these costs resulted from increased payroll, investor relations and public relations costs. The Company expects general and administrative costs to increase in the future as our business matures and develops. Such costs were primarily funded through the issuance of our common stock and debt to conserve our cash resources.

Research and development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research and development costs increased due to the 2009 period including $640,970 received by the Company as a reimbursement of research and development costs related to a research study under the New Mexico Department of Veterans Services, which reduced research and development costs for the 2009 year.  No such reimbursement was received in during 2010.  Biomoda believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, expects product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

Professional fees increased from $231,448 in 2009 to $260,933 in 2010 due to increased accounting and compliance costs arising from fundraising efforts during 2010.

Other income (expense) increased to income of $1,317,757 in 2010 compared to an expense of $15,892 in 2009.  Other income (expense) consists of interest, unrealized gains/losses on derivative liabilities and other income and expense. Interest expense increased to $851,621 in 2010 from $15,892 in 2009. The increase in interest expense was primarily related to the accretion of the discount on the Notes issued in September 2010, as well as the immediate expensing of $643,886 as additional interest expense, which represented the amount by which the fair value of the warrants issued in connection with the Notes and the Notes conversion option exceeded the principal amount.  The Company also recognized $1,922,163 of unrealized (noncash) gain associated with the change in the fair value of the warrant and conversion derivative liabilities discussed above.  Other income for 2010 includes $244,479 in federal grant funding received by the Company under IRC section 48D and which related to research and development expenses incurred during the Company’s 2009 fiscal year.

The Company had a net loss of $655,781 or $0.01 loss per share, and $905,289 or $0.01 loss per share, for the years ended December 31, 2010 and 2009, respectively, due to items discussed above.

Inflation

Management believes that inflation has not had a material effect on the Company’s results of operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet financing arrangements.

Critical Accounting Policies

Estimates

Critical estimates made by management are, among others, estimates for current and deferred taxes, recoverability of intangible assets, collectability of contract receivables, estimation of costs for long-term contracts, allowance for loss on contracts, value of patents and other intangibles, the valuation of derivative liabilities and the valuation of other assets.  Actual results could materially differ from those estimates.

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $411,000, $4,000 and $3,132,000 of research and development expenses (after study reimbursements) for the years ended December 31, 2010 and 2009 and for the period from inception through December 31, 2010.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Biomoda, Inc.
(A Development Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Biomoda, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009 and the period from January 3, 1990 (inception) to December 31, 2010. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 include total revenues and net loss of $23 and $3,101,245, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years then ended and for the period from January 3, 1990 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company which has experienced significant losses since inception with no significant revenues. Also discussed in Note 2 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 14, 2011

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$248,770	$20,041
Prepaid expenses	2,708	-
Deferred charges	23,740	9,573
Total current assets	275,218	29,614

Deferred charges	16,752	26,325
Fixed assets, net of accumulated depreciation of
$17,459 and $17,436	11,849	-
Patents and trademarks, net of accumulated amortization
of $330,163 and $315,495	161,815	113,645

Total Assets	$465,634	$169,584
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$250,425	$506,068
Advances from stockholders	228,640	215,142
Short-term debt	112,520	114,978
Convertible debt	169,942	-
Deferred liability	-	25,415
Total current liabilities	761,527	861,603

LONG-TERM LIABILITIES
Long-term debt	73,109	120,477
Derivative liabilities - Warrant instruments	787,081	-
Derivative liabilities - Option Instruments	5,975	-
Derivative liabilities - Note conversion feature	741,589	-
Total Liabilities	2,369,281	982,080

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 150,000,000 share authorized;
92,936,886 and 79,514,589 issued and 92,545,311 and
78,923,014 outstanding, respectively	7,189,527	7,626,166

Treasury stock, at cost 391,575 and 591,575 shares, respectively	(1,233)	(2,502)

Deficit accumulated during development stage	(9,091,941)	(8,436,160)

Total stockholders' deficit	(1,903,647)	(812,496)

Total liabilities and stockholders' deficit	$465,634	$169,584

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2010

	Year Ended December 31,		January 3, 1990 (Inception) to
	2010	2009	December 31, 2010

Revenue	$-	$-	$23

Operating Expenses
Professional fees	260,933	231,448	1,492,883
General and administrative	1,281,440	618,141	6,252,308
Research and development, net of grants received	410,641	4,280	3,131,644
Depreciation and amortization	20,524	35,528	356,070

Total operating expenses	1,973,538	889,397	11,232,905

Loss from operations	(1,973,538)	(889,397)	(11,232,928)

Other income (expense)
Gain on extinguishment of debt	-	-	1,326,028
Gain of sale of assets	2,188	-	36,225
Unrealized gain on derivative liabilities- warrant instruments	1,993,792	-	1,993,792
Unrealized gain on derivative liabilities- options	18,592	-	18,592
Unrealized loss on derivative liability- note conversion feature	(90,221)	-	(90,221)
Other income	244,479	-	244,479
Interest income	548	-	4,417
Interest expense	(851,621)	(15,892)	(1,392,372)

Total other income (expense)	1,317,757	(15,892)	2,140,941

Loss before provision for income taxes	(655,781)	(905,289)	(9,091,987)

Provision for income taxes	-	-	-

Net loss	$(655,781)	$(905,289)	$(9,091,987)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	88,366,234	76,690,417

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended		January 3, 1990
	December 31,		(inception) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(655,781)	$(905,289)	$(9,091,987)
Adjustments to reconcile net earnings to net
cash used in operating activities
Stock based compensation	732,300	366,900	3,973,076
Depreciation and amortization	14,691	35,527	350,237
Unrealized gain on derivative liabilities - warrant instruments	(1,993,792)	-	(1,993,792)
Unrealized gain on derivative liabilities - options	(18,592)	-	(18,592)
Unrealized gain on derivative liabilities - debt conversion feature	90,221	-	90,221
Amortization of debt discount	169,942	-	169,942
Amortization of deferred financing costs	5,833	-	5,833
Write off of license fee	-	-	1,250
Gain/loss on sale of assets	(2,188)	-	(1,830)
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Interest expense incurred on issuance of convertible debt	643,886	-	643,886
Changes in operating assets and liabilities
Accounts receivable	-	222,844	174,222
Other assets	6,863	7,179	21,662
Advances on research grants	(25,415)	25,415	-
Accounts payable and accrued liabilities	(205,643)	166,868	844,365

Net cash used in operating activities	(1,237,675)	(80,555)	(6,112,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	2,188	-	3,327
Purchase of equipment	(11,872)	-	(37,443)
Organizational costs	-	-	(560)
Purchases of patents, trademarks and licenses	(62,837)	(32,612)	(508,975)

Net cash used in investing activities	(72,521)	(32,612)	(543,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,095,253	105,000	4,098,136
Proceeds from stockholders' advances	13,499	13,499	189,231
Repayment of line of credit from affiliated entity	-	-	(341,107)
Proceeds/repayments of short-term debt	2,369	2,369	(104,954)
Proceeds/repayments of convertible short-term debt, net	480,000	-	480,000
Proceeds from line of credit from affiliated company	-	-	2,680,882
Proceeds/repayments of long-term debt, net	(52,196)	(19,897)	(83,972)
Acquisition of treasury stock	-	(4,617)	(13,617)

Net cash provided by financing activities	1,538,925	96,354	6,904,599

NET INCREASE IN CASH	228,729	(16,813)	248,724

Cash at beginning of year	20,041	36,854	-

Cash at end of year	$248,770	$20,041	$248,724

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Derivative liability incurred through issuance of warrants	$3,370,622	$-	$3,370,622
Settlement of derivative liabilities	$1,057,699	$-	1,057,699
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$50,000	$-	$50,000
Common stock issued to extinguish related party debt	$-	$-	$1,418,768
Discount on note payable related to deferred financing costs	$60,000	$-	$60,000
Discount on note payable related to derivative conversion feature	$500,000	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2010

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
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2010
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
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2010
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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2010
(Continued)

			Accumulated	Total
			Deficit During	Stockholders'
Common Stock		Treasury	Development	Equity
Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2009	30,000	$1,200			1,200
Issuance of Common Stock for Services, June 2009	30,000	$1,200			1,200
Adjustment to Treasury Shares on June 30, 2009		$(9,000)	$9,000		-
Addition to Treasury Shares September 30, 2009			$(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	$12,500			12,500
Issuance of Common Stock for Cash, August 2009	100,000	$5,000			5,000
Issuance of Common Stock for Services, August 2009	100,000	$7,000			7,000
Issuance of Treasury Shares for Services August 2009		$220,000			220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	$100,000			100,000
Issuance of Treasury Shares for Services October 2009		$72,885	$2,115		75,000
Net loss, December 31, 2009				$(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	$7,626,166	$(2,502)	$(8,436,160)	$(812,496)
Issuance of Common Stock for cash January 2010	400,000	$20,000			20,000
Issuance of Common Stock for cash February 2010	800,000	$40,000			40,000
Issuance of Common Stock for services February 2010	480,000	$105,600			105,600
Issuance of Treasury Shares for services February 2010		$58,731	$1,269		60,000
Issuance of Common Stock and warrants for Cash March 2010	6,250,001	$820,000			820,000
Derivative liabilities on warrants and non-employee options		$(3,351,307)			(3,351,307)
Issuance of Common Stock for Series III warrants June 2010	335,000	$53,600			53,600
Issuance of Common Stock for services June 2010	625,000	$100,000			100,000
Issuance of Common Stock for services to Directors June 2010	200,000	$50,000			50,000
Derivative liabilities on warrants and non-employee options settled		$1,057,699			1,057,699
Issuance of Common Stock for Series III warrants July 2010	471,184	$66,956			66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	$-			-
Issuance of Common Stock for services July 2010	2,005,000	$384,700			384,700
Issuance of Common Stock for Series III Warrants August 2010	666,400	$94,696			94,696
Issuance of Common Stock for services to Directors August 2010	100,000	$17,000			17,000
Derivative liabilities on warrants and non-employee options		$(19,314)			(19,314)
Issuance of Common Stock for services October 2010	500,000	$65,000			65,000
Net Loss December 31, 2010				(655,781)	(655,781)
Balance, December 31, 2010	92,936,886	7,189,527	(1,233)	(9,091,941)	(1,903,647)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

1. ORGANIZATION

FORMATION AND NATURE OF BUSINESS

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (inception). On August 13, 2003, Biomoda formed a wholly-owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda Holdings was subsequently dissolved on January 8, 2010. Biomoda is hereinafter referred to as the "Company."

Biomoda's primary focus is on early cancer detection technology. Biomoda's unique cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxyphenyl Porphine (“TCPP”), was developed at St. Mary's Hospital in Colorado and the Los Alamos National Laboratory (“LANL”) in New Mexico. Biomoda obtained a worldwide exclusive license to the TCPP technology from LANL in late 1995 and began new research broadening the scope of the original patent and technology. In November 2000, Biomoda filed a new U.S. provisional patent application defining the ability of Biomoda's version of TCPP to detect pre-cancerous and cancerous conditions in all human tissue. The Company has received three patents and currently has a fourth that has received a Notice of Allowance.

On July 19, 2010, Biomoda filed an additional patent application, “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy.

Biomoda also received international patent rights in Japan, Mexico, Canada and Australia and has applied for patent rights in Europe. Biomoda began the commercialization process by trademarking the technology as CyPath®. Management expects to continue optimization research and clinical studies on the CyPath® diagnostic assay in order to submit its product registration to the U.S. Food and Drug Administration (“FDA”).

2. DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations, and there is no assurance of any future revenues. As of December 31, 2010, Biomoda had an accumulated deficit of $9,091,941 and a working capital deficit of $486,308. Biomoda requires substantial additional funds to pursue its business plan and sustain its operations for the next twelve months.

Biomoda has raised approximately $4,100,000 in funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products through the sale of Biomoda's common stock. There is no assurance that Biomoda will be able to obtain sufficient additional funds if needed, or that such funds, if available, will be obtainable on terms satisfactory to Biomoda. The consolidated financial statements do not include any adjustments that might be necessary should Biomoda be unable to continue as a going concern.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

2. DEVELOPMENT STAGE AND GOING CONCERN (Continued)

The Company plans to raise capital during the twelve months ending December 31, 2011 through a public offering and through non-dilutive government grants and program awards.  The additional capital will be used to continue development of the CyPath® assay to optimize and ready the technology for commercialization in the United States and Europe, and expand application of the assay to other cancers.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Significant estimates made by management include, among others, realization of long-lived assets, valuation of derivative liabilities and estimates for deferred income tax asset valuation allowances. Actual results could differ from those estimates.

RISKS AND CONTINGENCIES

Biomoda has a limited operating history. Biomoda has not yet generated significant revenue from its business operations. As a new operating entity in its current form, Biomoda faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; manage operations; competition; attract, retain and motivate qualified personnel; maintain and develop new strategic relationships; and the ability to anticipate and adapt to the changing biotechnology market and any changes in government regulations. Biomoda has no experience in obtaining regulatory clearance of these types of products. Therefore, Biomoda may be subject to the risks of delays in obtaining, or failing to obtain, regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, derivative liabilities, accounts payable, accrued expenses, and short-term debt.  The carrying values of the Company’s cash and cash equivalents, accounts payable, accrued expenses and short-term debt approximate their fair values due to their short-term nature.  The derivative liabilities are stated at their fair value.  The Company used a binomial lattice model to determine the fair values of these derivative liabilities.  See Note 10 for the Company’s assumptions used in determining the fair value of these financial instruments.

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

LONG-LIVED ASSETS

Long-lived assets, including intangible assets such as patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairments of long-lived assets were recognized in 2010 or 2009; however, there can be no assurance that market conditions will not change which could result in impairment of long-lived assets in the future.

PATENTS

Costs incurred in connection with securing a patent, including attorney’s fees, have been capitalized and are amortized over 20 years from the date of application using the straight line-method. See Note 4 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

RESEARCH AND DEVELOPMENT

Research and development costs, net of grants received, are expensed as incurred. Biomoda incurred approximately $411,000, $4,000 and $3,132,000 of research and development expenses for the years ended December 31, 2010 and 2009, and for the period from inception through December 31, 2010.  Grants received in the period in which the associated research and development activities occur are recorded as a reduction in research and development expense.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On July 20, 2010, Biomoda submitted an application for a grant under the Qualifying Therapeutic Discovery Project provided under new section 48D of the Internal Revenue Code (“IRC”), enacted as part of the Patient Protection and Affordable Care Act of 2010 (P.L. 111-148). The Company was notified on November 1, 2010, that it was awarded $244,479 in federal grant funding under section 48D related to research and development costs incurred during the fiscal year ended 2009.  The grant funding was received on November 24, 2010 and, accordingly, has been shown as other income in the accompanying income statement.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock.  Biomoda reported a net loss for the years ended December 31, 2010 and 2009. As a result, shares of common stock issuable upon exercise of convertible debt, stock options and warrants, have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such securities would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on Biomoda's present or future consolidated financial statements.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

4. PATENTS

The Company amortizes patent expense over the useful life of the patent, which is twenty years from the date of application, using a straight-line method.  This represents a change from the estimated useful life applied in previous years, which was seventeen years from the date of issuance.

Biomoda, Inc. owns U.S. Patent 6,838,248, titled “Compositions and Methods for Detecting Pre-Cancerous Conditions in Cell and Tissue Samples Using 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine” which was issued on January 4, 2005;

U.S. Patent 7,384,764, titled “Method for Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine” which was issued June 10, 2008;

U.S. Patent 7,670,799 titled “Method for Making 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine (TCPP) Solution and Composition Comprising TCPP” which was issued on March 2, 2010;

Allowed U.S Patent Application 12/715,627 titled “Method for Prognosing Response to Cancer Therapy with 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine” filed March 2, 2010; and

Foreign equivalents of these inventions were granted in Canada, Japan, Mexico, and Australia and is pending in Europe.

Biomoda owns pending U.S. Patent Application 12/839,283 titled “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy which was filed on July 19, 2010;  and

Patent Cooperation Treaty (“PCT”) Application PCT/US10/42482 titled “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” filed July 19, 2010.

Biomoda owns U.S. registrations for the marks CyPath® and CyDx® and a U.S. registration is pending for the mark “Biomoda”. The Company has also received registrations for the marks Biomoda® , CyPath® and CyDx® in the European Union.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Trade accounts payable	$166,276	$264,780
Accrued expense – salary and other	83,949	235,497
Accrued taxes payable	200	5,791
Total	$250,425	$506,068

6. RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, Biomoda had advances and accrued interest of $228,640 and $215,142, respectively, payable to two of its stockholders. Such advances bore interest at 10% per annum and are due on demand. Interest expense related to such advances for the years ended December 31, 2010 and 2009, and for the period from inception through December 31, 2010, was approximately $13,000, $13,000 and $94,000, respectively.

The Company is in the process of contesting the validity of the two note obligations to these stockholders who were formerly related to the Company.   Pending the resolution of this process, the Company has left the obligation on the books and continues to accrue interest in order to show the worst case scenario in possible payment by the Company.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

7. SHORT- AND LONG-TERM DEBT

Biomoda entered into two 60-month leases with Beckman Coulter for two flow cytometers related to the New Mexico Department of Veterans Services study. The total monthly payment for both leases is $3,627. As of December 31, 2010 and 2009 the total lease obligation was $133,516 and $185,711, respectively, of which $60,407 and $65,234 were classified as short-term-debt.

The Company also has a promissory note payable to a former employee of Biomoda. The note was originally due on December 31, 2008, subject to the availability of funds, and accrues interest at 5% after that date. The current balance is $52,113, all of which has been classified as short-term debt in the accompanying balance sheet.

8. CONVERTIBLE DEBT

On September 15, 2010, Biomoda entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold in a private placement transaction (the “Financing”) for $500,000 in cash (i) $560,000 in principal amount of convertible notes (“Notes”), that mature on August 31, 2011, with a conversion price equal to the lesser of $.25 or 80% of the average of the three lowest daily VWAPs for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share. The Notes also include provisions that protect the holders from declines in the Company’s stock price. The interest rate is 10% per annum and accrues until either the maturity date or conversion of the Notes into shares of Biomoda common stock.

Biomoda paid an origination fee of $15,000 to the Purchasers and an additional $5,000 to the Purchasers for their legal fees, which has been treated as a deferred financing cost and will be amortized over the term of the Notes. The proceeds amounts from the Notes cannot be used to pay off any debt or advances from shareholders.

The 2,000,000 warrants include provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40. As a result, these warrants were not indexed to the Company’s own stock. See Note 10 for further discussion of the treatment of these warrants.

Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the Notes was made through the issuance of common stock cannot be predicted, and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the Note and “marked to market” each reporting period through the income statement.

On the date of the transaction, the 2,000,000 warrants issued in connection with the Notes had an estimated fair value of $493,000. The conversion feature had an estimated value of $651,000. See Note 10 for further discussion.

The fair value of the warrants and the conversion option in excess of the principal amount of the Notes of $643,886 was expensed immediately as additional interest expense.

The following table details the accounting for the Notes at inception

Principal amount	$560,000
Less: original issue discount	(60,000)
Less: discount for conversion feature and fair value of warrants	(500,000)
Carrying amount at inception	$-

The discount on the Notes will be accreted over their term.  During the year ended December 31, 2010, the Company recognized $169,942 of interest expense related to the accretion of the discounts.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

9.  EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, Biomoda authorized the issuance of 4,000,000 shares of preferred stock. Biomoda designated 2,000,000 shares as the Series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of Biomoda. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2010, Biomoda has not issued any preferred shares.

COMMON STOCK

During May 20, 2010, a majority of shareholders approved an increase in authorized shares of the Company to 150,000,000.

2010 Issuances

During the three months ended March 31, 2010, Biomoda issued 480,000 restricted common shares to employees as additional compensation.  These shares were valued at $105,600 based upon the Company’s stock price on the date of grant.

During the three months ended March 31, 2010, Biomoda issued 1,200,000 restricted common shares pursuant to an agreement with members of our Board of Directors for total cash consideration of $60,000.

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

We received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after the fees discussed below) from the sale of the Shares and the Warrants. The Shares and the shares of common stock issuable upon exercise of the Warrants are registered pursuant to a registration statement filed with the Securities and Exchange Commission on April 9, 2010.

In connection with the private placement, we paid our placement agent, LifeTech Capital, a cash fee of $100,000 and issued it a five-year warrant to purchase 625,000 shares of our common stock with an exercise price of $0.16 per share. LifeTech also received 625,000 Series I Warrants, 375,000 Series II Warrants and 625,000 Series III Warrants. In addition, LifeTech will receive 10% of the exercise price of all Series III Warrants which are exercised. We also paid legal fees of approximately $80,000 related to the private placement.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

9.  EQUITY TRANSACTIONS (Continued)

COMMON STOCK (Continued)

During the three months ended June 30, 2010, Biomoda issued 335,000 common shares pursuant to the  exercise of Series III warrants for net cash consideration of $53,600.

During the three months ended June 30, 2010, Biomoda issued 625,000 restricted common shares to a consultant for services pursuant to a contract. These shares were valued at $100,000 or $0.16 per share based upon the Company’s stock price on the date of grant.

During the three months ended June 30, 2010, Biomoda issued 200,000 restricted common shares to Directors. These shares were valued at $50,000 based upon the Company’s stock price on the date of grant.

During the three months ended September 30, 2010, Biomoda issued 1,630,000 common shares to a consultant for services pursuant to a contract. These shares were valued at $309,700 based upon the Company’s stock price on the date of grant.

During the three months ended September 30, 2010, Biomoda issued 100,000 restricted common shares to directors. These shares were valued at $17,000 based upon the Company’s stock price on the date of grant.

During the three months ended September 30, 2010, Biomoda issued 1,137,584 common shares pursuant to the exercise of Series III Warrants for net cash consideration of $161,652 (net of placement fees of $20,361) or $0.16 per share.

During the three months ended September 30, 2010, Biomoda issued 589,712 common shares pursuant to the cashless exercise of Series II Warrants.

During the three months ended September 30, 2010, Biomoda issued 375,000 restricted common shares to employees as additional compensation.  These shares were valued at $75,000 based upon the Company’s stock price on the date of grant.

During the three months ended December 31, 2010, Biomoda issued 500,000 common shares to a consultant for services pursuant to a contract.  These shares were valued at $65,000 based upon the Company’s stock price on the date of the agreement.

2009 Issuances

During the three months ended March 31, 2009, Biomoda issued 30,000 common shares to a consultant for services valued at $1,200.

During the three months ended June 30, 2009, Biomoda issued 30,000 common shares to a consultant for services valued at $1,200.

During the three months ended September 30, 2009, Biomoda issued 250,000 common shares to a consultant for services valued at $12,500 based upon the price of our common stock on the date of agreement.

During the three months ended September 30, 2009, Biomoda issued 100,000 of our restricted shares valued at $7,000 based upon the market price of our common stock on the date of grant to an employee in lieu of cash wages.

During the three months ended September 30, 2009, Biomoda issued 100,000 shares valued at $0.05 per share for total cash consideration of $5,000.

During the three months ended December 31, 2009, Biomoda issued 2,000,000 common shares pursuant to an agreement with a member of our Board of Directors for total cash consideration of $100,000.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

9.  EQUITY TRANSACTIONS (Continued)

COMMON STOCK (Continued)

Treasury Stock Activity

The Company accounts for treasury stock as a reduction in capital stock based upon the cost of the shares acquired. Our treasury stock consists of shares returned from a settlement on a lawsuit, shares returned to the Company and shares purchased by the Company in the market.  During 2009, Biomoda acquired 2,091,575 shares at a cost of $4,617, of which 1,998,575 shares were acquired at zero cost as part of the litigation settlement further discussed below in Note 13 and the remaining 93,000 shares were acquired by the Company in open market transactions.

2010 Activity

During the three months ended March 31, 2010, Biomoda issued 300,000 common shares from our treasury stock for services valued at $60,000 based upon the price of our common stock on the date of agreement.

During the three months ended March 31, 2010, Biomoda acquired 100,000 shares of common stock at zero cost as part of a settlement agreement with a vendor.

2009 Activity

During the three months ended September 30, 2009, Biomoda issued 1,000,000 common shares from our treasury stock for services valued at $220,000 based upon the price of our common stock on the date of agreement.

During the three months ended December 31, 2009, Biomoda issued 500,000 common shares from our treasury stock for services valued at $75,000 based upon the price of our common stock on the date of agreement.
As of December 31, 2010, Biomoda had 391,575 treasury shares remaining, acquired at a cost of $1,233.

Other

During the three months ended March 31, 2010, as a consequence of the private placement discussed above, Biomoda recorded a charge of $1,570,724 to stockholders' equity resulting from insufficient authorized but unissued shares of common stock to meet all its common share obligations in the event all outstanding common stock equivalents were converted into shares of the Company, which triggered liability accounting for non-employee warrants and options.

On May 29, 2010, the Company received stockholder approval for an increase in its authorized shares to 150,000,000. With the increase in the Company’s authorized shares to 150,000,000, the circumstances that triggered liability accounting for non-employee warrants and options were resolved. Accordingly, on May 29, 2010, the Company credited the remaining derivative liability associated with these warrants and options of $1,057,699 to stockholders’ equity

On September 15, 2010 due to the conversion feature contained in the Convertible Notes, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 7 was made through the issuance of Common Stock cannot be predicted and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized share amount, which triggered liability accounting for non-employee warrants and options.  Accordingly, on September 15, 2010, the Company charged the amount of $19,314 to stockholders' equity.

See Note 10 for further discussion.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

9.  EQUITY TRANSACTIONS (Continued)

COMMON STOCK (Continued)

STOCK OPTIONS AND WARRANTS

No options were granted in 2010 or 2009.  All options outstanding are fully vested, and there was no unrecognized stock-based compensation expense as of December 31, 2010 and 2009, respectively.

A summary of changes in outstanding options is as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2008	1,586,768	$0.44
Exercised	-	-
Cancelled/forfeited	(448,000)	$0.66
Options outstanding and exercisable at December 31, 2009	1,138,768	$0.36
Exercised	-	-
Cancelled/forfeited	(1,030,000)	$0.15
Options outstanding and exercisable at December 31, 2010	108,768	$2.34

The number of outstanding and exercisable options as of December 31, 2010, is provided below:

Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
33,768	$0.28	1.45
75,000	$2.06	2.01
108,768	$2.34	3.46

Outstanding and exercisable options had no intrinsic value as of December 31, 2010.

Warrants

A summary of the changes in warrants outstanding during the years ended December 31, 2010 and 2009, respectively, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	-	$-
Issued	19,875,002	0.17
Exercised	2,062,296	0.16
Cancelled/expired	8,937,705	0.10
Outstanding at December 30, 2010	8,875,001	$0.25

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

9.  EQUITY TRANSACTIONS (Continued)

COMMON STOCK (Continued)

As of December, 2010, outstanding warrants had no intrinsic value and a weighted average remaining contractual term of 4.32 years.

In March 2010, pursuant to the common stock private placement described above, Biomoda issued Series I, II, and III Warrants. The Series I Warrants are exercisable to purchase an aggregate of 6,875,001 shares of the Company’s common stock over a five-year term at an exercise price equal to 125% of the closing price on March 12, 2010, or $0.25 per share, subject to full-ratchet anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the Series I Warrants.

The Series I Warrants expire on the fifth anniversary of the closing of the Purchase Agreement. If at any time after the Initial Exercise Date, as such term is defined in the warrant agreement, there is no effective Registration Statement registering the resale of the Warrant Shares by the Holders, then the Series I Warrants may also be exercised, in whole or in part, by means of a “cashless exercise.” A Registration Statement to register the Warrant Shares was filed and declared effective on May 6, 2010.

The Series II Warrants allowed the holders to purchase up to an additional 4,125,001 shares of common stock by means of a “cashless exercise.” The Series II Warrants were intended to provide the investors pricing protection for the Purchase Agreement with a floor price of $0.10 per share. In the event the market price of the Company’s shares declined between the closing of the Purchase Agreement and Effective Date, the Series II warrants were to be automatically exercised on a cashless exercise basis and a number of additional shares would be issued to the investors who participated in the Financing in order to effectively reduce the per share purchase price paid in the Purchase Agreement to the greater of (i) 80% of the 45-day volume weighted average trading price per share of the Company’s common stock immediately following the Effective Date and (ii) $0.10 per share. As such, the greatest number of shares that could be issued pursuant to the Series II Warrants would be 4,125,001 shares. During the three months ended September 30, 2010, Biomoda issued common shares pursuant to the cashless exercise of 589,712 Series II Warrants. There are no Series II Warrants outstanding as of December 31, 2010.

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

During the year ended December 31, 2010, Biomoda issued 1,472,584 common shares pursuant to the exercise of Series III Warrants for total cash consideration of $235,613 (net proceeds of $215,242) or $0.16 per share. The remaining Series III warrants expired August 6, 2010.

In connection with the private placement, Biomoda paid our placement agent 625,000 warrants. These warrants provide the agent a five-year right to acquire shares of the Company’s stock at $0.25 per share. These warrants are not subject to any adjustments with respect to the exercise price or number of shares covered, except in limited circumstances.

On September 15, 2010, as part of the sale of a convertible debenture, Biomoda issued 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share, subject to full-ratchet anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the 5-Year Warrants. None of these 5-Year Warrants have been exercised.  See Note 10 for additional information.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

10.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT

Series I Warrants

The Company determined that Series I Warrants to purchase a total of 6,875,004 shares of common stock issued pursuant to the March 2010 private placement contained provisions that protect holders from declines in Biomoda’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period. Accordingly, at the inception of the Series I Warrants, during the period ended March 31, 2010, the Company charged the amount of $1,780,583 to stockholders' equity.

The Company measured the fair value of these instruments as of December 31, 2010, and recorded an unrealized gain of $1,183,055 for the year ended December 31, 2010. The Company determined the fair values of these securities using a binomial lattice valuation model.

The fair value of the derivative warrant instruments is estimated using the binomial lattice valuation model with the following assumptions as of December 31, 2010:

Common stock issuable upon exercise of warrants	6,875,000
Estimated market value of common stock on measurement date	$0.08
Exercise price	$0.25
Risk-free interest rate (1)	1.77%
Warrant lives in years	4.21
Expected volatility (2)	190.97%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	12.5%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At December 31, 2010, the derivative liability associated with the Series I Warrants was $597,528.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

10.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

5-Year Warrants

The Company determined that the 5-Year Warrants issued in connection with the sale of convertible notes discussed in Note 7 to purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share contain provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of the 5-Year Warrants was recognized as a derivative warrant instrument and will be measured at fair value at each reporting period. Accordingly, on September 15, 2010, at the inception of the 5-Year Warrants, the Company established a derivative liability of $492,518.

The Company measured the fair value of these instruments as of December 31, 2010, and recorded an unrealized gain for the year ended December 31, 2010 of $302,965. The Company determined the fair values of these securities using a binomial lattice valuation model.

The fair value of the derivative 5 Year Warrant instruments is estimated using the binomial lattice valuation model with the following assumptions as of December 31, 2010:

Assumptions at December 31, 2010
Common stock issuable upon exercise of warrants	2,000,000
Estimated market value of common stock on measurement date	$0.08
Exercise price	$0.25
Risk-free interest rate (1)	2.20%
Warrant lives in years	4.71
Expected volatility (2)	190.97%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	12.5%

(1)	The risk-free interest rate was determined by management based on the yield of U.S. Treasury securities with a five-year constant term maturity on December 31, 2010.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At December 31, 2010, the derivative liability associated with the 5-year Warrants was $189,553.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

10.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

Insufficient Authorized but Unissued Shares of Common Stock

Series I, II and III Warrants

The issuance of the Series I, II and III Warrants on March 17, 2010, pursuant to the private placement described in Note 8 above, resulted in a total potential obligation to issue up to 18,165,002 shares of common stock upon the exercise of outstanding warrants and options held by non-employees. The Company had 87,053,015 shares of common stock outstanding at March 31, 2010, and, prior to the May 29, 2010, stockholder approval for an increase in the Company’s authorized shares, had only 100,000,000 shares of common stock authorized. If the warrants and options were fully exercised, the Company would have exceeded its authorized shares by 6,053,361 shares.

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

Convertible Notes

On September 15, 2010, due to the conversion feature contained in the Convertible Notes issued in September 2010, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 7 was made through the issuance of Common Stock cannot be predicted, and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized share amount.  As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the Notes and “marked to market” each reporting period through the income statement.

The fair value of the Convertible Note was recognized as a derivative liability instrument and will be measured at fair value at each reporting period. Accordingly, on September 15, 2010, the Company established a derivative liability for the Convertible Note of $651,368.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

10.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

The Company measured the fair value of these instruments as of December 31, 2010, and recorded an unrealized loss for the year ended December 31, 2010 of $90,221. The Company determined the fair values of these liabilities using a binomial lattice valuation model.

The fair value of the derivative warrant instruments is estimated using the binomial lattice valuation model with the following assumptions as of December 31, 2010:

Assumptions at December 31, 2010
Common stock issuable upon exercise of convertible note	2,240,000
Estimated market value of common stock on measurement date	$0.08
Exercise price	$0.25
Risk-free interest rate (1)	2.00%
Year until maturity	0.68
Expected volatility (2)	190.97%
Expected dividend yield (3)	None

(1)
The risk-free interest rate was determined by management based on the yield of U.S. Treasury Constant Maturity Six-Month Yield as of December 31, 2010, over the remaining term of the Convertible Debt Option.

(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At December 31, 2010, the derivative liability associated with the Notes conversion feature was $741,589.

As Biomoda may not have had sufficient shares authorized to settle all of the Company’s outstanding contracts as of September 15, 2010, this triggered a change in the manner in which the Company accounted for the warrants and stock options held by non-employees. The Company began to account for these warrants and stock options utilizing the liability method. Accordingly, on September 15, 2010, the Company charged the amount of $19,314 to stockholders' equity.

The Company measured the fair value of these instruments as of December 31, 2010, and recorded an unrealized gain for the years ended December 31, 2010 of $10,341.

In accordance with FASB ASC Topic No. 815 warrants, stock options and conversion features which are accounted for as a derivative liability will be revalued each reporting period until the circumstances which triggered liability accounting are resolved. The recorded value of these instruments can fluctuate significantly based on fluctuations in the market value of the issuer’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the instruments.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

10.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

Activity for derivative instruments during the year ended December 31, 2010, was as follows:
	Balance at December 31, 2009	Initial Valuation of Derivative Liabilities during the Period	Increase (Decrease) in Fair Value of Derivative Liability	Decrease Credited to Stockholders’ Equity Upon Increase in Authorized Shares	Balance at December 31, 2010
Derivative warrant instruments – Series I	$-	$1,780,583	$(1,183,055)	$-	$597,528
Derivative warrant instruments –5-year Warrants issued with Notes	-	492,518	(302,965)	-	189,553
Derivative instrument – convertible debt	-	651,368	90,221	-	741,589
Derivative warrant instruments – all others	-	1,549,690	(507,772)	(1,041,918)	-
Derivative option instruments	-	40,349	(18,593)	(15,781)	5,975
Total	$-	$4,514,508	$(1,922,164)	$(1,057,699)	$1,534,645

The Company did not have any derivative instruments during the year ended December 31, 2009.

11.   FAIR VALUE MEASUREMENTS

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

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

11.   FAIR VALUE MEASUREMENTS (Continued)

As required by FASB ASC Topic No. 820-10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the binomial lattice valuation model (see above for the assumptions) for the Company’s Series I Warrants, the 5-year Warrants and the conversion feature contained in the Notes, and the Black-Scholes valuation model for all other warrants and non-employee options.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2010
Derivative warrant instruments	$-	$-	$787,081	$787,081
Derivative option instruments			$5,975	5,975
Derivative conversion Note feature			$741,589	$741,589
Total	$-	$-	$1,534,645	$1,5,34,645

The Company did not have any financial assets or liabilities required to be accounted for under the fair value hierarchy as of December 31, 2009.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

11.   FAIR VALUE MEASUREMENTS (Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Years Ended December 31,
	2010	2009
Beginning balance	$-	$-
Total gains (losses)	1922,163	-
Settlements	1,057,699	-
Additions	(4,514,508)	-
Transfers	-	-
Ending balance	$(1,534,645)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of December 31, 2010 and 2009	$1,922,163	$-

12.  INCOME TAXES

For the years ended December 31, 2010 and 2009, and the period from inception through December 31, 2010, Biomoda had no significant current or deferred net income tax expense. Biomoda has recorded a 100% valuation allowance on all deferred tax assets.

The net deferred income tax asset consists of the following at December 31, 2010 and 2009:

	2010	2009
Net operating losses	$3,442,000	$2,786,000
Deferred income tax liabilities	-	-
Subtotal	3,442,000	2,786,000
Valuation allowance	(3,442,000)	(2,786,000)
Net	$-	$-

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of December 31, 2010, will likely not be recognized. Consequently, Biomoda has established a valuation allowance against the entire deferred tax asset.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

12. INCOME TAXES (Continued)

As of December 31, 2010, Biomoda had various federal and state net operating loss carry forward of approximately $9,365,000 that have initial carry-forward periods between five and 20 years.

The utilization of some or all of Biomoda's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision (benefit) for income taxes for the years ended December 31, 2010 and 2009, is as follows:

	2010	2009
U.S. Federal statutory tax at 35%	$(887,000)	$(316,900)
State taxes, net of federal benefit	-	-
Permanent differences – primarily stock-based compensation	657,000	100,480
Valuation allowance	230,000	216,420
Provision (benefit) for income taxes	$-	$-

13. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2010 and 2009:

	2010	2009
Numerator for basic and diluted loss per common share:
Net loss charged to common stockholders	$(655,781)	$(905,289)

Denominator for basic and diluted loss per common share:
Weighted average number of shares	88,366,234	76,690,417

Basic and diluted loss per common share	$(0.01)	$(0.01)

Biomoda reported a net loss for the years ended December 31, 2010 and 2009. As a result, shares of common stock issuable upon exercise of convertible debt, stock options and warrants, 17,625,001 and 1,138,768, respectively, have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such securities would be anti-dilutive.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

14. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On December 15, 2008, Biomoda entered into a month-to-month agreement with WESST Enterprise Center for approximately 1,200 square feet of laboratory and office space at $2,700 per month. In November, 2010, an additional office was leased for a new total of $3,600 per month. The Company had no fixed long-term lease commitments at December 31, 2010.

Total rent expense for the years ended December 31, 2010 and 2009, and for the period from inception through December 31, 2010, was approximately $45,000, $20,000 and $309,000, respectively.

LEGAL MATTERS

In January 2010, Biomoda received 100,000 restricted Biomoda shares from Seacoast Advisors, LLC as part of an arbitration decision.

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda. Biomoda submitted a final statement of damages to the Court in November 2009. Defendant Alvin Robins failed to appear at a hearing on August 4, 2010, and the Court allowed Biomoda's counsel to proceed with oral argument on the motion for a damages amount to be awarded to Biomoda. At a hearing on October 6, 2010, Mr. Robins again failed to appear. On November 12, 2010, the Court held a hearing in the matter of Biomoda’s motion for summary judgment for default damages. Mr. Robins appeared and was given opportunity to argue only to the merits of the amount of the damages claimed by Biomoda. On December 15, 2010, Judge James O. Browning ruled that Biomoda was entitled to $35,000 in damages from Mr. Robins. Biomoda subsequently filed a motion with the Court to dismiss all claims against Mr. Robins with the exception of the $35,000 judgment already rendered. Mr. Robins has moved the Court to vacate the judgment for $35,000 rendered against him along with the 52-page ruling made by the Court. Defendant John Kearns is deceased. Biomoda has waived the right to pursue damages against Mr. Kearns' estate.

On March 11 2011, Judge James O. Browning entered a final judgment in the case of Biomoda vs. Leslie Robins, Alvin Robins and John Kearns (No. CIV07-0855 JB/GBW).   Within that final judgment Judge Browning ordered that plaintiff Biomoda Inc. be awarded damages in the amount of $35,000.00 with post-judgment interest against Defendant Alvin D. Robins, thereby ending all matters related to this case within his court.

15. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company reviewed all material events through March 15, 2011, and there are no other material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2010, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including Biomoda’s President and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer has concluded that as of December 31, 2010, such disclosure controls and procedures were not effective.

Management noted that there were no material weaknesses related to the policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The Company’s material weaknesses exist in its period-end closing procedures and specifically relate to the procedures designed to identify, measure and classify imbedded derivative liabilities arising from complex financial contracts and instruments.

To remedy these material weaknesses, the Company has modified its monthly closing procedures to allow for additional levels of management review to ensure that a detailed review of all financial contracts and instruments occurs on a periodic basis with the objective of identifying, measuring and properly reporting all derivative liabilities at the time of the period-end closing.  The Company will also utilize additional resources and possibly outside consultants to assist with the timely and correct accounting for these transactions. Biomoda management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on Biomoda’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION

On January 4, 2011, Biomoda issued an 8-K Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.  Please see full text on www.sec.gov website.

On December 29, 2010, the Board of Directors of Biomoda, Inc. (the “Company”) elected Maria Zannes to serve as Chief Executive Officer.  Ms. Zannes has been a Director of Biomoda since May 1, 2008, and Chairman of the Board since July 27, 2010.

On February 25, 2011, Biomoda issued an 8-K/A to to correct the description of the amount of warrants issued from the 8-K filing on March 19, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information, as of December 31, 2010, concerning the Company’s directors and executive officers:

Name	Age	Position	Since
Maria Zannes	55	Chairman, Chief Executive Officer, Director	July 2009
John J. Cousins	54	President, Treasurer, Director, Chief Financial Officer and Controller	April 2002
David Lambros	57	Director	May 2008
Lewis White	58	Director	May 2008
Timothy Peter Zannes	59	Corporate Secretary, Corporate Counsel	November 2007

The Company elects its Board of Directors at meetings of shareholders, and directors hold office until the next meeting of shareholders following their election. In the event of a vacancy due to resignation, removal or death, the remaining duly elected Directors may fill such vacancy until the next meeting of the shareholders. Officers of the Company are elected by the Board of Directors which shall at a minimum elect a president, a secretary and a treasurer to hold office for one year and thereafter until their successors are elected. The Board of Directors may, from time to time, by resolution, appoint one or more vice presidents, assistant secretaries, assistant treasurers and transfer agents of the Company as it may deem advisable, prescribe their duties; and fix their compensation.

Maria Zannes is Chief Executive Officer and Chairman of the Board. Ms. Zannes has more than 30 years of management experience in business and industry. After serving as President of the Energy Recovery Council, a national waste-to-energy trade group in Washington, D.C., for 10 years, Ms. Zannes began a consulting practice for private clients in the medical, environmental and energy industries. She is a research associate with Columbia University Earth Engineering Center and co-founder of two research centers at Columbia. Ms. Zannes is a director and founder of American Homecoming Foundation, a non-profit organization directed at helping homeless veterans, and Standard Alcohol Company of America, an alternative energy company. Previously, she worked as General Manager for ECOS Corporation, a subsidiary of Burlington Environmental, and Project Manager for Wheelabrator Technologies, Inc., a subsidiary of Waste Management.  Ms. Zannes began her career as a journalist before joining the office of Congressman Charles Wilson (D-Texas) as legislative aide and press secretary. Ms. Zannes is licensed to practice law in Washington State and New Mexico.

John J. Cousins is President, Treasurer, CFO, Controller and Director. Mr. Cousins holds undergraduate degrees from Boston University and the Lowell Institute School at the Massachusetts Institute of Technology and earned an MBA from the Wharton School, University of Pennsylvania. He began his business career as a design engineer for Ampex Corporation, a manufacturer of broadcast and computer equipment, and the American Broadcasting Company television network. He was named vice president of Cimarron Business Development Corporation, a southwest regional merchant and investment banking operation in 1990. In 1996, Mr. Cousins became president of Terra Firm, a business consulting firm. Mr. Cousins is a Director of American Homecoming Foundation, a non-profit organization created to help homeless veterans. Mr. Cousins is also a Director and Vice President of New Mexico Biotechnology and Biomedical Association (NMBio), an affiliate of the national Biotechnology Industry Organization. Mr. Cousins has been President, Treasurer, Controller and a Director of Biomoda since 2002.

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

Lewis White is a Director. Mr. White is a major shareholder of Biomoda and serves as director and CEO of New Energies Nebraska, LLC, a subsidiary of Standard Alcohol Company. He has also been a real estate investor, principal of a food services business catering to niche markets and an employee of the State of Nebraska. Mr. White attended the University of Nebraska at Omaha where he majored in Business Administration.

Timothy Peter Zannes is Corporate Secretary and General Legal Counsel.  Mr. Zannes holds a law degree from the University of New Mexico, is a member in good standing of the New Mexico Bar and contributes 19 years experience as a lawyer.

Family Relationships

Maria Zannes and David Lambros are cousins.  Timothy Peter Zannes, Corporate Secretary and General Legal Counsel, and Maria Zannes are siblings.  David Lambros and Timothy Peter Zannes are cousins.  Aside from that, there are no family relationships that exist among the directors, officers, or other persons nominated to become such.

Term of Officers

All executive officers are appointed by the board and hold office until the board appoints their successors.

Code of Ethics

For the year ended December 31, 2010, the Company completed and communicated to all employees its written values and ethical standards. Company management actively communicates values and ethical standards during Company-wide meetings. These standards are outlined in the human resource manual completed in December 2010.

Audit Committee

Currently the Board of Directors acts as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2010, the Company complied with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders.

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

In January 2010, Biomoda received 100,000 restricted Biomoda shares from Seacoast Advisors, LLC as part of an arbitration decision.

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda. Biomoda submitted a final statement of damages to the Court in November 2009.  Defendant Alvin Robins failed to appear at a hearing on August 4, 2010, and the Court allowed Biomoda's counsel to proceed with oral argument on the motion for a damages amount to be awarded to Biomoda. At a hearing on October 6, 2010, Mr. Robins again failed to appear. On November 12, 2010, the Court held a hearing in the matter of Biomoda’s motion for summary judgment for default damages. Mr. Robins appeared and was given opportunity to argue only to the merits of the amount of the damages claimed by Biomoda.  On December 15, 2010, Judge James O. Browning ruled that Biomoda was entitled to $35,000 in damages from Mr. Robins. Biomoda subsequently filed a motion with the Court to dismiss all claims against Mr. Robins with the exception of the $35,000 judgment already rendered. Mr. Robins has moved the Court to vacate the judgment for $35,000 rendered against him along with the 52-page ruling made by the Court.  Defendant John Kearns is deceased. Biomoda has waived the right to pursue damages against Mr. Kearns' estate.

On March 11 2011, Judge James O. Browning entered a final judgment in the case of Biomoda vs. Leslie Robins, Alvin Robins and John Kearns (No. CIV07-0855 JB/GBW).   Within that final judgment Judge Browning ordered that plaintiff Biomoda Inc. be awarded damages in the amount of $35,000.00 with post-judgment interest against Defendant Alvin D. Robins, thereby ending all matters related to this case within his court.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation earned for services rendered in all capacities by the Company’s executive officers for 2010 and 2009:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (d)	Option Awards ($) (e)	Non-Equity Incentive Plan Compen-sation (f)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compensation ($) (h)	Total (i)
John Cousins,
President, Director	2010	$170,592	$134					$170,726
	2009	$97,392	$0					$97,392
Maria Zannes,
Chairman and CEO	2010	$0	$133					$133

Timothy Peter Zannes,
Corporate Secretary	2010	$129,292	$759					$130,051

Verrity Gershin*
	2010	$78,750	$108					$78,858
	2009	$53,025	$0					$53,025

 *Verrity Gershin was the former Corporate Secretary of Biomoda and now is the Office Manager.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2010

No options were awarded in 2010.

LONG-TERM COMPENSATION PLANS

As of December 31, 2010, there are no long-term incentive or retirement plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 31, 2010, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2010, there were 79,514,589 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Beneficial Ownership	Amount of Beneficial Ownership	Percent of class
Common Stock (no par value)	John Cousins (Director / Exec Officer) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	2,835,000	3.05%

Common Stock (no par value)	Lewis White P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	3,946,000	4.25%

Common Stock (no par value)	Maria Zannes (Director / Exec Officer) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	683,000.73%

Common Stock (no par value)	David Lambros (Director) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	600,000.65%

Common Stock (no par value)	Timothy Peter Zannes (Corporate Secretary) P.O. Box 11342 Albuquerque, New Mexico, 87192	Direct	600,200.65%

Common Stock (no par value)	All Directors and Officers as a group	Direct	8,664,200	9.32%

There are no agreements, contracts or arrangements that the Company is part of or knows about that would result in a change of control of the Company.

STOCK OPTIONS

Date	Name	Options Outstanding	Percent of Options Outstanding	Price	Expiration
12/1/03	Herbert Whitaker	75,000	68.95%	$2.99	12/1/13
9/1/05	Stuart Ferguson	33,768	31.05%	$0.90	9/1/15
		108,768	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2010, the Company had advances of approximately $229,000 payable to two of its stockholders. Such advances bore interest at 10% per annum and are due on demand. Management and the Board of Directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2010. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2010 and 2009, and for the period from inception through December 31, 2010, was approximately $13,000, $13,000 and $94,000, respectively.

The Company is in the process of contesting the validity of the two note obligations to these stockholders who were formerly related to the Company.   Pending the resolution of this process, the Company has left the obligation on the books and continues to accrue interest in order to show the worst case scenario in possible payment by the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by GBH CPAs, PC for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, were approximately $50,850 and $38,300, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Our accountants did not bill any fees for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2010 and 2009, were $0 and $0 respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 1 on Form SB-2 filed 6/18/02
3.2	By-Laws	Incorporated by reference to Exhibit 2 on Form SB-2 filed 6/18/02
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.	Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMODA, INC.

Dated: March 15, 2011	By:
/s/ Maria Zannes
Maria Zannes Chief Executive Officer
/s/ John J. Cousins
John J. Cousins
President and Chief Financial Officer (Principal Accounting Officer)