Form 10-Q
period 2011-03-31
BIOMODA INC/NM
filed 2011-05-16
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of issuer’s shares of Common Stock outstanding as of May 16, 2011, was 99,952,564.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Forward-Looking Statements

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	2,743	248,770
Prepaid Expenses	1,392	2,708
Deferred Charges	18,740	23,740
Total Current Assets	22,875	275,218

Deferred Charges	14,360	16,752
Fixed Assets, net of accumulated depreciation of $17,878 and $17,459	11,431	11,849
Patents and trademarks, net of accumulated amortization of $333,560 and $330,163	162,583	161,815

Total Assets	211,249	465,634

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	265,059	166,276
Accrued Liabilities	183,533	84,148
Advances from Stockholders	232,015	228,640
Short-term Debt	120,366	112,520
Convertible Debt (net of discount of $250,058 and $390,058)	309,942	169,942

Total Current Liabilities	1,110,915	761,527

LONG-TERM DEBT
Note Payable	62,227	73,109
Derivative liabilities - Warrant Instruments	880,826	787,081
Derivative liabilities - Option Instruments	6,416	5,975
Derivative liabilities - Note Conversion Features	932,321	741,589

Total Liabilities	2,992,705	2,369,281

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Class A redeemable preferred stock; no par value; 2,000,000
shares authorized; cumulative and convertible;
liquidation and redemption values of $1.50 and $1.80
per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no
shares issued and outstanding	-	-

Common stock, no par value, 150,000,000 share authorized;
93,036,886 and 92,936,886 issued and 92,645,311 and
92,545,311 outstanding, respectively	7,214,527	7,189,527

Treasury stock, at cost, 391,575 shares	(1,233)	(1,233)

Deficit accumulated during development stage	(9,994,750)	(9,091,941)

Total stockholders' deficit	(2,781,456)	(1,903,647)

Total liabilities and stockholders' deficit	211,249	465,634

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)
	For the Three Months Ended March 31,		January 3, 1990 (Inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$23

Operating Expenses
Professional fees	79,538	111,347	1,572,420
General and administrative	217,527	264,367	6,469,835
Research and development, net of grants received	154,129	47,950	3,285,773
Depreciation and amortization	8,816	6,230	364,886

Total operating expenses	460,010	429,894	11,692,914

Loss from operations	(460,010)	(429,894)	(11,692,891)

Other income (expense)
Gain on extinguishment of debt	-	-	1,326,028
Gain of sale of assets	-	2,068	36,225
Unrealized gain (loss) on derivative liabilities-
warrant instruments	(93,745)	(1,323,549)	1,900,047
Unrealized gain (loss) on derivative liabilities-
option instruments	(441)	(7,083)	18,151
Unrealized loss on derivative liabilities-note conversion liability	(190,732)	-	(280,953)
Other income	-	-	244,479
Interest income	84	-	4,501
Interest expense	(157,965)	(3,958)	(1,550,337)

Total other income (expense)	(442,799)	(1,332,522)	1,698,141

Loss before provision for income taxes	(902,809)	(1,762,416)	(9,994,750)

Provision for income taxes	-	-	-

Net loss	$(902,809)	$(1,762,416)	$(9,994,750)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	92,954,664	80,100,033

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended		January 3, 1990
	March 31,		(inception) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(902,809)	$(1,762,416)	$(9,994,750)
Adjustments to reconcile net earnings to net
cash used in operating activities
Stock-based compensation	25,000	165,600	3,998,076
Depreciation and amortization	3,815	6,230	354,052
Unrealized (gain) loss on derivative liabilities - warrant instruments	93,745	1,323,549	(1,900,047)
Unrealized (gain) loss on derivative liabilities - option instruments	441	7,083	(18,151)
Unrealized loss on derivative liabilities - note conversion feature	190,732	-	280,953
Amortization of debt discount	140,000	-	309,942
Amortization of deferred financing costs	5,000	-	10,833
Write-off of license fee	-	-	1,250
(Gain) loss on sale of assets	-	(2,068)	(1,830)
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Interest expense incurred on issuance of convertible debt	-	-	643,886
Changes in operating assets and liabilities
Accounts receivable	-	-	174,222
Other assets	3,710	2,393	25,372
Advances on research grants	-	(25,415)	-
Accounts payable and accrued liabilities	198,165	(209,529)	1,042,530

Net cash used in operating activities	(242,201)	(494,573)	(6,354,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	2,068	3,327
Purchase of equipment	-	-	(37,443)
Organizational costs	-	-	(560)
Purchases of patents, trademarks and licenses	(4,166)	(9,071)	(513,141)

Net cash used in investing activities	(4,166)	(7,003)	(547,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	880,000	4,098,136
Proceeds from stockholders' advances	3,375	3,375	192,606
Repayment of line of credit from affiliated entity	-	-	(341,107)
Proceeds/repayments of short-term debt	592	592	(104,362)
Proceeds/repayments of convertible short-term debt, net	-	-	480,000
Proceeds from line of credit from affiliated company	-	-	2,680,882
Proceeds/repayments of long-term debt, net	(3,627)	(18,113)	(87,599)
Acquisition of treasury stock	-	-	(13,617)

Net cash provided by financing activities	340	865,854	6,904,939

NET INCREASE IN CASH	(246,027)	364,278	2,743

Cash at beginning of period	248,770	20,041	-

Cash at end of period	$2,743	$384,319	$2,743

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Derivative liability incurred through issuance of warrants and options	$-	$3,351,307	$3,370,622
Settlement of derivative liabilities	$-	$-	$1,057,699
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768
Common stock issued to extinguish related party debt	$-	$-	$50,000
Discount on note payable related to deferred financing costs	$-	$-	$60,000
Discount on note payable related to derivative conversion feature	$-	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO September 30, 2010
				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Inception	-	$-	$-	$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433			18,433
Cumulative net loss for the period from January 3, 1990 (date of inception) to December 31,1996				(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433		(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-			-
Net loss				(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	$18,433		(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	$10,000			10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	$20,190			20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	$276,350			276,350
Issuance of Common Stock Options, April 15, 1998		$23,650			23,650
Exercise of Common Stock Options, November 2, 1998	62,237	$23,670			23,670
Net loss				(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	$372,293		(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	$87,300			87,300
Issuance of Common Stock, for the month of March, 1999	310,000	$150,300			150,300
Issuance of Common Stock, May 29, 1999	51,546	$25,000			25,000
Issuance of Common Stock, June 2, 1999	95,092	$50,000			50,000
Issuance of Common Stock, September 30, 1999	51,546	$25,000			25,000
Issuance of Common Stock, December 29, 1999	92,005	$50,143			50,143
Net loss				(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	$760,036		(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	$80,770			80,770
Issuance of Common Stock, May 12, 2000	253,609	$56,000			56,000
Exercise of Common Stock Options, June 8, 2000	62,497	$30,312			30,312
Issuance of Common Stock, for the month of September, 2000	96,745	$21,086			21,086
Exercise of Common Stock Options, November 3, 2000	66,000	$7,491			7,491
Issuance of Common Stock for services, December 8, 2000	40,000	$19,400			19,400
Net loss				(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	$975,095		(949,967)	25,128

Issuance of Common Stock for services, January 25, 2001	5,000	$2,425			2,425
Issuance of Common Stock, January 31, 2001	160,000	$24,000			24,000
Issuance of Common Stock for services, April 6, 2001	15,000	$7,276			7,276
Issuance of Common Stock, for the month of April, 2001	120,000	$58,200			58,200
Issuance of Common Stock, June 28, 2001	20,000	$9,700			9,700
Issuance of Common Stock, for the month of August, 2001	110,000	$53,500			53,500
Issuance of Common Stock, November 7, 2001	10,000	$5,000			5,000
Net loss				(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196		(1,322,622)	(187,426)
Net loss				(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	$1,135,196		(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	$147,000			147,000
Net loss				(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	$1,282,196		(1,717,544)	(435,348)
Issuance of Common Stock for services, February 9, 2004	35,000	$5,250			5,250
Exercise of Common Stock Options, February 9, 2004	60,000	$30,000			30,000
Issuance of Common Stock for services, August 5, 2004	85,000	$12,750			12,750
Exercise of Common Stock Options, September 27, 2004	200,000	$30,000			30,000
Net loss, December 31, 2004				(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	$1,360,196		(2,476,489)	(1,116,293)
Issuance of Common Stock for services, May 27, 2005	30,000	$4,500			4,500
Issuance of Common Stock for services, October 12, 2005	40,000	$6,000			6,000
Net loss, December 31, 2005				(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	$1,370,696		(3,101,245)	(1,730,549)
Issuance of Common Stock for services, October 23, 2006	690,000	$544,500			544,500
Issuance of Common Stock in exchange for debt, October 23, 2006	1,176,471	$1,000,000			1,000,000
Issuance of Common Stock for services, November 30, 2006	7,500	$28,125			28,125
Issuance of Common Stock for services, December 15, 2006	10,000	$29,000			29,000
Issuance of Common Stock for services, December 26, 2006	15,000	$44,850			44,850
Acquisition of Treasury Stock, June 30, 2006			(9,000)		(9,000)
Stock-based compensation		$35,042			35,042
Net loss, December 31, 2006				(1,807,312)	(1,807,312)
Balance, December 31, 2006	9,086,253	$3,052,213	(9,000)	(4,908,557)	(1,865,344)

Issuance of Common Stock for services, January 2007	131,000.0	$259,500			259,500
Issuance of Common Stock, January 2007	30,000.0	$30,000			30,000
Issuance of Common Stock for services, February 2007	150,000.0	$157,500			157,500
Issuance of Common Stock for services, March 2007	445,000.0	$375,500			375,500
Issuance of Common Stock in exchange for debt, March 2007	86,786.0	$73,768			73,768
Exercise of Options, March 2007	2,000.0	$1,000			1,000
Issuance of Common Stock for services, April 2007	724,062.0	$455,559			455,559
Issuance of Common Stock in exchange for debt, April 2007	500,000.0	$315,000			315,000
Issuance of Common Stock for services, June 2007	920,000.0	$154,600			154,600
Issuance of Common Stock, June 2007	343,000.0	$41,667			41,667
Issuance of Common Stock for services, July 2007	141,000.0	$15,700			15,700
Issuance of Common Stock, July 2007	1,466,635.0	$84,985			84,985
Issuance of Common Stock, August 2007	1,636,166.0	$53,943			53,943
Issuance of Common Stock for services, September 2007	160,000.0	$12,800			12,800
Issuance of Common Stock, September 2007	2,416,248.0	$54,819			54,819
Issuance of Common Stock, October 2007	1,557,730.0	$36,457			36,457
Issuance of Common Stock in exchange for debt, October 2007	165,000.0	$16,500			16,500
Issuance of Common Stock for services, November 2007	770,000.0	$100,100			100,100
Issuance of Common Stock, November 2007	16,190,967.0	$445,674			445,674
Issuance of Common Stock for services, December 2007	90,140.0	$21,634			21,634
Issuance of Common Stock, December 2007	11,303,996.0	$385,250			385,250
Stock-Based Compensation		$55,416			55,416
Net loss, December 31, 2007				(2,307,051)	(2,307,051)
Balance, December 31, 2007	48,315,983	$6,199,585	$(9,000)	$(7,215,608)	$(1,025,023)
Issuance of Common Stock, January 2008	3,887,100	$155,077			155,077
Issuance of Common Stock for services, February 2008	11,128,967	$312,244			312,244
Issuance of Common Stock for services, February 2008	1,500,000	$180,000			180,000
Issuance of Common Stock for services, March 2008	1,725,860	$86,293			86,293
Issuance of Common Stock, March 2008	8,410,112	$209,897			209,897
Issuance of Common Stock, April 2008	1,328,142	$33,268			33,268
Issuance of Common Stock for services, April 2008	25,000	$1,250			1,250
Issuance of Common Stock for services, June 2008	237,237	$17,779			17,779
Issuance of Common Stock for services, July 2008	244,000	$12,200			12,200
Issuance of Common Stock for services, September 2008	125,000	$5,000			5,000
Issuance of Common Stock for services, October 2008	47,188	$1,888			1,888
Issuance of Common Stock for services, December 2008	30,000	$900			900
Net loss, December 31, 2008				(315,263)	(315,263)
Balance, December 31, 2008	77,004,589	$7,215,381	$(9,000)	$(7,530,871)	$(324,490)

Issuance of Common Stock for services, January 2009	30,000	$1,200			1,200
Issuance of Common Stock for services, June 2009	30,000	$1,200			1,200
Adjustment to Treasury Shares on June 30, 2009		$(9,000)	$9,000		-
Addition to Treasury Shares September 30, 2009			$(4,617)		(4,617)
Issuance of Common Stock for services, July 2009	250,000	$12,500			12,500
Issuance of Common Stock for cash, August 2009	100,000	$5,000			5,000
Issuance of Common Stock for services, August 2009	100,000	$7,000			7,000
Issuance of Treasury Shares for services August 2009		$220,000			220,000
Issuance of Common Stock for cash, December 2009	2,000,000	$100,000			100,000
Issuance of Treasury Shares for services October 2009		$72,885	$2,115		75,000
Net loss, December 31, 2009				$(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	$7,626,166	$(2,502)	$(8,436,160)	$(812,496)
Issuance of Common Stock for cash January 2010	400,000	$20,000			20,000
Issuance of Common Stock for cash February 2010	800,000	$40,000			40,000
Issuance of Common Stock for services February 2010	480,000	$105,600			105,600
Issuance of Treasury Shares for services February 2010		$58,731	$1,269		60,000
Issuance of Common Stock and Warrants for cash March 2010	6,250,001	$820,000			820,000
Derivative liabilities on Warrants and non-employee Options		$(3,351,307)			(3,351,307)
Issuance of Common Stock for cash June 2010	335,000	$53,600			53,600
Issuance of Common Stock for services June 2010	625,000	$100,000			100,000
Issuance of Common Stock for services to Directors June 2010	200,000	$50,000			50,000
Derivative liabilities on Warrants and non-employee Options settled		$1,057,699			1,057,699
Issuance of Common Stock for cash July 2010	471,184	$66,956			66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	$-			-
Issuance of Common Stock for services July 2010	2,005,000	$384,700			384,700
Issuance of Common Stock for cash August 2010	666,400	$94,696			94,696
Issuance of Common Stock for services to Directors August 2010	100,000	$17,000			17,000
Derivative liabilities on Warrants and non-employee Options		$(19,314)			(19,314)
Issuance of Common Stock for services October 2010	500,000	$65,000			65,000
Net loss December 31, 2010				(655,781)	(655,781)
Balance, December 31, 2010	92,936,886	7,189,527	(1,233)	(9,091,941)	(1,903,647)
Issuance of Common Stock for services March 2011	100,000	25,000			25,000
Net loss, March 31, 2011				(902,809)	(902,809)
Balance, March 31, 2011	93,036,886	7,214,527	(1,233)	(9,994,750)	(2,781,456)

The accompanying notes are an integral part of these consolidated financial statements.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2010 Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for 2010 as reported on Form 10-K have been omitted.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990, and have not generated any significant revenues from operations, and there is no assurance of any future revenues.  As of March 31, 2011, we had an accumulated deficit of $9,994,750 and a working capital deficit of $1,088,040. These factors create a substantial doubt as to our ability to continue as a going concern.

We will require additional funding for continuing research and development, obtaining regulatory approval and commercialization of our products. Management is investigating all options to raise enough funds to meet our working capital requirements through either the sale of our common stock or other means of financing.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

3.  CRITICAL ACCOUNTING POLICIES FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, derivative liabilities, accounts payable, accrued expenses, and short-term debt. The carrying values of the Company’s cash and cash equivalents, accounts payable, accrued expenses and short-term debt approximate their fair values due to their short-term nature. The derivative liabilities are stated at their fair value. The Company used a binomial lattice model to determine the fair values of these derivative liabilities. See Note 9 for the Company’s assumptions used in determining the fair value of these financial instruments.

DERIVATIVE INSTRUMENTS

Effective January 1, 2009, the Company adopted FASB ASC Topic No. 815-40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock). The adoption of ASC Topic No. 815-40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions).  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. The Company evaluates whether warrants or convertible instruments contain provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective debt, warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40. Instruments with such provisions are treated as a liability and recorded at fair value at each reporting date.

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results from operations.

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of March 31, 2011, the Company’s potentially dilutive securities consist of outstanding warrants and options and a note that is convertible into shares of the Company’s common stock. These potentially dilutive securities have been excluded from the net loss per common share calculation for all periods presented as their effect would be anti-dilutive.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

5. CONVERTIBLE NOTES

On September 15, 2010, Biomoda, Inc. entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold in a private placement transaction (the “Financing”) for $500,000 in cash (i) $560,000 in principal amount of convertible notes (“Notes”) that mature on August 31, 2011, with a conversion price equal to the lesser of $0.25 or 80% of the average of the three lowest daily value weighted average prices (“VWAP”) for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share.  The Notes also include provisions that protect the holders from declines in the Company’s stock price.  The interest rate is 10% per annum and accrues until either the maturity date or conversion of the Notes into shares of Biomoda common stock.

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

On the date of the transaction, the 2,000,000 warrants issued in connection with the Notes had an estimated fair value of $493,000.  The conversion feature had an estimated value of $651,000.  See Note 8 for further discussion.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

5. CONVERTIBLE NOTES (Continued)

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

The discount on the Notes will be accreted over their term.  During the three months ended March 31, 2011, the Company recognized $140,000 of interest expense related to the accretion of the discount.  The Notes have a carrying value at March 31, 2011, of $309,942, net of the remaining discount of $250,058.

On March 11, 2011, the Company and the Note holders agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of any conversion notice.  This extended look-back period was in effect until April 15, 2011.  See Note 11 for further discussion.

6.  COMMON AND TREASURY STOCK

Common Stock

2011 Activity

During the three months ended March 31, 2011, Biomoda issued 100,000 restricted common shares to Directors. These shares were valued at $25,000 based upon the Company’s stock price of $0.25 per share on the date of grant.

2010 Activity

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

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6.  COMMON AND TREASURY STOCK

Common Stock (Continued)

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

As of March 31, 2011, we had 391,575 treasury shares remaining, acquired at a cost of $1,233, net of the fair value of shares issued from treasury.

_____________________________________________

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

On May 29, 2010, the Company received stockholder approval for an increase in its authorized shares to 150,000,000. With the increase in the Company’s authorized shares to 150,000,000, the circumstances that triggered liability accounting for non-employee warrants and options were resolved. Accordingly, on May 29, 2010, the Company credited the remaining derivative liability associated with these warrants and options of $1,057,699 to stockholders’ equity

On September 15, 2010 due to the conversion feature contained in the Notes, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 5 was made through the issuance of Common Stock cannot be predicted and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized share amount, which triggered liability accounting for non-employee warrants and options. Accordingly, on September 15, 2010, the Company charged the amount of $19,314 to stockholders' equity.

See Note 10 for further discussion.

7.  STOCK OPTIONS AND WARRANTS

Options

No options were granted during the three months ended March 31, 2011 and 2010, respectively. All options outstanding are fully vested and exercisable, and there was no unrecognized stock-based compensation expense as of March 31, 2011 and 2010, respectively.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at March 31, 2011	108,768	2.34

Outstanding and exercisable options had a weighted average remaining life of 2.34 years and no intrinsic value as of March 31, 2011.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.  STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the changes in warrants outstanding during the three months ended March 31, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	8,875,001	$0.25
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at March 31, 2011	8,875,001	0.25

As of March 31, 2011, outstanding warrants had an intrinsic value of $0 and a weighted average remaining contractual term of 4.32 years.

On September 15, 2010, as part of the sale of a convertible debenture, we issued 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the 5-Year Warrants.  These warrants remain outstanding on March 31, 2011.  See Note 8.

In March 2010, pursuant to the common stock private placement described in Note 6 above, we issued Series I, II, and III Warrants.  The Series I Warrants are exercisable to purchase an aggregate of 6,875,001 shares of the Company’s common stock over a five-year term at an exercise price equal to 125% of the closing price on March 12, 2010, or $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the Series I Warrant.  The Series I Warrants expire on the fifth anniversary of the closing of the Purchase Agreement.  If at any time after the Initial Exercise Date, as such term is defined in the warrant agreement, there is no effective Registration Statement registering the resale of the Warrant Shares by the Holders, then the Series I Warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” A Registration Statement to register the Warrant Shares was filed and declared effective on May 6, 2010.  The Series I Warrants remain outstanding as of March 31, 2011.

During the three months ended September 30, 2010, we issued common shares pursuant to the cashless exercise of 589,712 Series II Warrants.  The remaining Series II Warrants expired during 2010.

In August 2010, we issued 1,137,584 common shares pursuant to the exercise of Series III Warrants for total cash consideration of $182,013 (net proceeds of $161,642) or $0.16 per share.  The remaining Series III warrants expired August 6, 2010.

On March 31, 2011, the Company received notices from the debt and warrant holders of their intent to convert/exercise the note/warrants into the Company’s common stock.  See Subsequent Event Note 11 for further discussion.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES

Series I Warrants

The Company determined that Series I Warrants to purchase a total of 6,875,001 shares of common stock issued pursuant to the March 2010 private placement contained provisions that protect holders from declines in Biomoda’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these warrants was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  Accordingly, during the period ended March 31, 2010, the Company charged the amount of $1,780,583 to stockholders' equity.

The Company measured the fair value of these instruments as of March 31, 2011, and recorded $70,900 unrealized loss for the three months ended March 31, 2011. The Company determined the fair values of these securities using a lattice valuation model.

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of March 31, 2011:

Common stock issuable upon exercise of warrants	6,875,001
Estimated market value of common stock on measurement date	$0.09
Exercise price	$0.25
Risk-free interest rate (1)	2.01%
Warrant lives in years	3.96
Expected volatility (2)	191.27%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	12.5%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At March 31, 2011, the derivative liability associated with the Series I Warrants was $668,428.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

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

The Company measured the fair value of these instruments as of March 31, 2011, and recorded $22,846 unrealized loss for the three months ended March 31, 2011. The Company determined the fair values of these securities using a lattice valuation model.

The fair value of the derivative warrant instruments is estimated using the lattice valuation model with the following assumptions as of March 31, 2011:

Assumptions at March 31, 2011
Common stock issuable upon exercise of warrants	2,000,000
Estimated market value of common stock on measurement date	$0.09
Exercise price	$0.25
Risk-free interest rate (1)	2.43%
Warrant lives in years	4.46
Expected volatility (2)	191.27%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	12.5%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of one year.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At March 31, 2011, the derivative liability associated with the 5-year Warrants was $212,398.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

Convertible Notes

On September 15, 2010, due to the conversion feature, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 5 was made through the issuance of Common Stock cannot be predicted, and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the Notes and “marked to market” each reporting period through the income statement.

The fair value of the Notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period. Accordingly, on September 15, 2010, the Company established a derivative liability for the Notes of $651,368.  The derivative liability related to the Notes had a carrying value of $741,589 at December 31, 2010.

The Company measured the fair value of these instruments as of March 31, 2011, and recorded an unrealized loss for the period ended March 31, 2011 of $190,732. The Company determined the fair values of these liabilities using a binomial lattice valuation model using the binomial lattice valuation model with the following assumptions:

Common stock issuable upon conversion of Notes	2,240,000
Estimated market value of common stock on measurement date	$0.09
Exercise price	$0.25
Risk-free interest rate (1)	0.46%
Years until maturity	0.43
Expected volatility (2)	191.27%
Expected dividend yield (3)	None

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.

At March 31, 2011, the derivative liability associated with the Notes was $932,321.

Other Options and Warrants

As we may not have had sufficient authorized shares to settle all of our outstanding contracts as of September 15, 2010, this triggered a change in the manner in which the Company accounted for warrants (other than the Series I Warrants and the 5-year warrants discussed above, which already required derivative accounting treatment) and stock options held by non-employees. The Company began to account for these warrants and stock options utilizing the liability method.  Accordingly, on September 15, 2010, the Company charged the amount of $19,314 to stockholders' equity.

At March 31, 2011, the derivative liability associated with the option instruments was $6,416.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

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

For the three months ended March 31, 2011, Biomoda recorded an unrealized loss of $441 related to the change in the fair value of non-employee options accounted for as liabilities.

Activity for derivative instruments during the three months ended March 31, 2011, was as follows:

	Balance at December 31, 2010	Increase (Decrease) in Fair Value of Derivative Liability	Balance at March 31, 2011
Derivative warrant instruments – Series I	$597,528	$70,900	$668,428
Derivative warrant instruments –5-year Warrants issued with Notes	189,553	22,845	212,398
Derivative instrument – convertible debt	741,589	190,732	932,321
Derivative option instruments	5,975	441	6,416
Total	$1,534,645	$284,918	$1,819,563

_____________________________________________

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). The Company’s valuation models are primarily industry-standard models.  Level 3 instruments include derivative warrant instruments.  The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011:

	Fair Value Measurements at March 31, 2011
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2011
Derivative warrant instruments	$--	$--	$880,826	$880,826
Derivative option instruments			$6,416	6,416
Derivative conversion Note feature			$932,321	$932,321
Total	$--	$--	$1,819,563	$1,819,563

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended March 31,
	2011	2010
Beginning balance	$(1,534,645)	$-
Total losses	(284,918)	(591,127)
Settlements	-	-
Additions	-	(1,780,583)
Transfers	-	-
Ending balance	$(1,819,563)	$(2,371,710)

Change in unrealized losses included in earnings relating to derivatives still held as of March 31, 2011 and 2010	$(284,918)	$(591,127)

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

10. LEGAL UPDATE

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda. Biomoda submitted a final statement of damages to the Court in November 2009. Defendant Alvin Robins failed to appear at a hearing on August 4, 2010, and the Court allowed Biomoda's counsel to proceed with oral argument on the motion for a damages amount to be awarded to Biomoda. At a hearing on October 6, 2010, Mr. Robins again failed to appear. On November 12, 2010, the Court held a hearing in the matter of Biomoda’s motion for summary judgment for default damages. Mr. Robins appeared and was given opportunity to argue only to the merits of the amount of the damages claimed by Biomoda. On December 15, 2010, Judge James O. Browning ruled that Biomoda was entitled to $35,000 in damages from Mr. Robins. Biomoda subsequently filed a motion with the Court to dismiss all claims against Mr. Robins with the exception of the $35,000 judgment already rendered. Mr. Robins has moved the Court to vacate the judgment for $35,000 rendered against him along with the 52-page ruling made by the Court. On March 11, 2011, Judge James O. Browning entered a final judgment in the case of Biomoda vs. Leslie Robins, Alvin Robins and John Kearns (No. CIV07-0855 JB/GBW) in which he ordered that plaintiff Biomoda be awarded damages in the amount of $35,000 with post-judgment interest against Mr. Robins, thereby ending all matters related to this case within his court. Defendant John Kearns is deceased. Biomoda has waived the right to pursue damages against Mr. Kearns' estate.

11. SUBSEQUENT EVENTS

On March 31, 2011, the Company received notification from the holders of the Notes of their intent to convert a portion of their Notes into the Company’s common stock at a VWAP of $0.0501.  Because of certain paperwork and legal issues concerning the notice of conversion that were not resolved until April 1, 2011, the conversion was considered as noticed after March 31, 2011.

On April 1, 2011, 2,092,563 shares of common stock were issued pursuant to the conversion of a portion of the Notes at a VWAP of $0.0501, for a total Note principal value of $100,000.

As a result of the conversion of a portion of the Notes, due to contractual provisions contained in the Series I Warrants and the 5-Year Warrants, the exercise price of those warrants was reduced from $0.25 per share to $0.0501 and the number of shares issuable upon exercise of those warrants increased from approximately 8,875,001 shares to as many as approximately 57,000,000.

On April 1, 2011, 1,560,000 shares of common stock were issued pursuant to the exercise of Series I Warrants, at a price per share of $0.0512, for cash of $79,872.

On April 4, 2011, 525,448 shares of common stock were issued pursuant to the conversion of a portion of the Notes at a VWAP of $0.05013 per share, for a total Note principal value of $25,000.

On April 6, 2011, 1,027,616 shares of common stock were issued pursuant to the conversion of a portion of the Notes at a VWAP of $0.0514 per share, for a total Note principal value of $50,000.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

11. SUBSEQUENT EVENTS Continued)

On April 29, 2011, 1,035,502 shares of common stock were issued pursuant to the conversion of a portion of the Notes at a VWAP of $0.04104 per share, for a total principal value of $40,000.

On May 5, 2011, 328,472 shares of common stock were issued pursuant to the conversion of a portion of the Notes at a VWAP of $0.03235 per share, for a total principal value of $10,000.

On May 10, 2011, 346,078 shares of common stock were issued pursuant to the conversion of a portion of the Notes at a VWAP of $0.03077 per share, for a total principal value of $10,000.

As a result of the Note conversions, the current exercise price of the Series I Warrants and the 5-Year Warrants is $0.03077 per share, and total shares issuable upon the exercise of the remaining Series I Warrants and the 5-Year Warrants is 59,067,257.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations. There is no assurance of any future revenues. As of March 31, 2011, Biomoda had an accumulated deficit of $9,994,750 and a working capital deficit of $1,088,040. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

Plan of Operation

Our plan of operation for the next 18 to 24 months is to complete research to optimize the CyPath® diagnostic assay, conduct the pivotal clinical trial and submit clinical study results to the U.S. Food and Drug Administration ("FDA") for a Class III approval of the CyPath® assay as a medical device for the detection of lung cancer.  Completed in the first quarter of 2011, the pilot clinical study showed that CyPath® is a significant new biomarker for lung cancer.  The pilot study demonstrated CyPath®’s ability to discriminate between cancer and non-cancer cohorts by identifying and quantifying cellular characteristics that differ between groups of individuals at high risk for developing cancer and those who already have the disease.  Sensitivity of the assay was determined at 77% with specificity at 58% (accounting for patient factors) and an overall accuracy of 81.3% in the ability to correctly classify groups of study participants into the cancer or high-risk cohorts.  A Receiver Operating Characteristic (“ROC”) analysis of the sensitivity and specificity was shown to have an associated “p value” of less than .001, resulting in a statistically significant finding of CyPath®’s ability to discriminate between high-risk and cancer groups.  The pilot clinical trial consisted of two cohorts: patients with a confirmed diagnosis of cancer who had not begun treatment for the disease and high-risk participants, including military veterans in New Mexico, with a history of heavy smoking.

We are conducting optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and enhance commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.

Our initial product is an in-vitro diagnostic test for lung cancer that will be used to evaluate sputum samples obtained non-invasively from patients.  The samples will be sent to a Biomoda laboratory where they will be analyzed with the CyPath® labeling solution to determine the presence, or absence, of lung cancer or precancerous cells.  Our diagnostic test can be adapted for use on other tissue and body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, bladder, oral and colorectal.  Toward that end, we are developing protocols for feasibility studies to adapt the CyPath® technology for the diagnosis of breast and cervical cancer.

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

Management plans to augment laboratory research and development by expanding the clinical and research team, both internally and by partnering with major medical and scientific research institutions.  In the first quarter of 2011, Biomoda joined the Early Detection Research Network, an initiative of the National Cancer Institute at the National Institutes of Health, which provides an opportunity to collaborate with other researchers focused on the development of molecular technologies for the screening, early diagnosis and target-based treatment of cancer.  The Company also signed a Memorandum of Understanding with the University of Texas Health Science Center at San Antonio to collaborate on research to optimize the CyPath® assay.  We are working in other states to duplicate the funding success we had in New Mexico where the State Legislature appropriated more than $1.3 million to fund the pilot trial.

Biomoda is seeking FDA approval of its cytology-based screening technology as a Class III medical device under the Pre-Market Approval ("PMA") process.  When pilot clinical trial results are complete, the Company intends to file a report with the FDA informing the agency of study findings and submit a pre-IDE (“Investigational Device Exemption”) filing.

OTHER INITIATIVES

Internal Studies

We are conducting optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and enhance commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.

Our diagnostic test can be adapted for use on other tissue and body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, bladder, oral and colorectal.  Toward that end, we are developing protocols for feasibility studies to adapt the CyPath® technology for the diagnosis of breast and cervical cancer.

Online Networking

Biomoda provides public updates through Twitter, Facebook and email updates.  Interested parties may register on the Biomoda website at www.biomoda.com to receive email updates about the Company.

PATENTS AND TRADEMARKS

In January 2005, the U.S. Patent Office awarded a Patent to Biomoda entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine." This Patent, number 6,838,248, represented a significant addition to our patent portfolio and expanded our intellectual property to include cancer screening as a compliment to the existing technology. We filed for a continuation of this Patent based on research currently underway by researchers at Biomoda.

In April 2008, the U.S. Patent Office awarded a Divisional Patent to Biomoda entitled “Method of Prognosing Response to Cancer Therapy with 5, 10, 15, 20 - Tetrakis (Carboxyphenyl) Porphine,” patent number 7,384,764.

On October 22, 2009, Biomoda received a Notice of Allowance from the U.S. Patent and Trademark Office for the patent “Method for Making 5, 10, 15, 20- Tetrakis (Carboxyphenyl) Porphine (TCPP) Solution and Composition Comprising TCPP.”  The patent is number 7,670,799.

On July 19, 2010, Biomoda filed an additional patent application, “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy.

On August 26, 2010, Biomoda filed an additional patent application, “Method for Detecting and Prognosing Pre-Cancerous Cells Using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine” which relates to the use of certain porphyrins to detect dysplastic, pre-cancerous, and cancerous cells from various tissue samples both in-vitro and in-situ.

On March 15, 2011, the Canadian Intellectual Property Office awarded Biomoda Canadian patent 2,429,526 entitled "Compositions and Methods for Detecting Precancerous Conditions in Cells and Tissue Samples using 5, 10, 15, 20 Tetrakis (Carboxyphenyl) Porphine."  This patent is similar to the U.S. Patent awarded in 2005.  Biomoda now has foreign patent rights in Australia, Canada, Japan and Mexico.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®, and the World Intellectual Property Organization has registered Biomoda as a world trademark as of November 10, 2010.

RESULTS OF CONTINUING OPERATIONS

We have recorded no significant revenue from inception through March 31, 2011.

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended March 31, 2011 and 2010

REVENUE.  As of March 31, 2011, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, increased to $154,129 for the three months ended March 31, 2011, from $47,950 for the three months ended March 31, 2010. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $217,527 for the three months ended March 31, 2011, from $264,367 for the three months ended March 31, 2010.  The decrease was primarily related to decreased stock issuances for services in 2011.  We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains related to the decrease in the fair value of the derivative liabilities associated with our outstanding warrants, options and derivative instruments.  Interest expense increased for the three months ended March 31, 2011, to $157,965 from $3,958 for the three months ended March 31, 2010. This increase is attributable to the interest expense incurred on the amortization of discount on convertible notes payable related to the convertible debt we issued on September 15, 2010.  Also, during the three months ended March 31, 2011, we recognized an unrealized non-cash loss from the increase in the fair value of the derivative liability related to our outstanding warrants, non-employee options, and convertible debt of $93,745, $440, and 190,733, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  In the next 24 to 36 months, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues, which will be subject to the outcome of clinical studies and FDA approval.

Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants, September 15, 2010, Warrants and Convertible Debt, as of April 1, 2011, the Company has a total potential obligation to issue up to 59,067,257 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees. At April 1, 2011, the Company had 96,689,449 shares of common stock outstanding and 150,000,000 shares of common stock authorized. If the warrants, options and convertible rights were fully exercised, the Company would have exceeded its authorized shares by 5,865,474 shares.  This greatly impacts our ability to secure new funding.

On March 17, 2010, the Company entered into a securities purchase agreement by and between the Company and several institutional investors (collectively, the “March Purchasers”), as detailed in the Company’s Form 8-K filed March 17, 2010.  The Purchase Agreement as detailed in the aforementioned 8-K filing provided for, among other provisions, Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment should a subsequent financing result in issuance of shares at a price lower than the exercise price of $0.25 per share.

On September 15, 2010, the Company entered into a securities purchase agreement with two institutional investors (collectively, the “September Purchasers”), as detailed in a Form 8-K filed September 21, 2010, pursuant to which the Company agreed to sell in a private placement transaction (i) an aggregate of $560,000 in principal amount of convertible notes (the “Note”), with a conversion price equal to the lesser of $0.25 or 80% of the average of the three lowest daily value weighted average prices (“VWAP”) of the common stock for the 20 consecutive trading days prior to the date on which a September Purchaser elects to convert all or part of its Note, and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share, subject to adjustment should a subsequent financing result in issuance of shares at a price lower than the exercise price of $0.25 per share.

On October 7, 2010, the Company announced that enrollment for the clinical trial for lung cancer detection would reopen in order to collect additional sputum samples for the study’s cancer cohort.  Company stock prices dropped after release of the news and remained at or below $0.10 until March 4, 2011.

On February 22, 2011, the Company announced that enrollment and collection for the clinical trial had closed and the Company anticipated release of top-line results of the clinical study prior to March 31, 2011.

The September Purchasers contacted the Company to notify it of their intention to convert their Notes at the VWAP price that at the time of contact was calculated at $0.0501, and on March 11, 2011, the Company and the September Purchasers agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of conversion.  This extended look-back period would be in effect until April 15, 2011, and was intended to avert an immediate conversion of the note and provide time for the Company to negotiate an agreement that would not result in significant increases in warrants that was threatened by the terms of current agreements with March Purchasers and September Purchasers.  The Parties did not reach a mutually acceptable agreement to modify existing provisions and avert substantial increases in warrant holdings.

On March 29, 2011, the Company released what the Company viewed as positive news on top-line results for the clinical trial of its CyPath® non-invasive diagnostic test for lung cancer.

We will require additional funding for continuing research and development, obtaining regulatory approval and commercialization of our products. Management is investigating all options to raise enough funds to meet our working capital requirements through the sale of our common stock or other means of financing.

In addition to funding normal operating expenses, proceeds of new funding are targeted for the following:

1.	Completion of optimization and bench studies related to increasing the accuracy of our lung cancer assay.

2.	Design of the pivotal study.

3.	Investigation of CyPath®’s suitability as a diagnostic for additional cancers.

4.	Development of strategies to enter the European market, including filing for approval of a CE mark.

Product development expenditures, including personnel expense and general and administrative expense were $154,129 for the three months ended March 31, 2011.  Funds for operations, product development and capital expenditures were provided from the sale of company stock, warrants and a convertible debenture.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Biomoda currently is insolvent and will remain insolvent until new funding is secured.  The Company is investigating all means of funding including restructuring.  Management believes that Biomoda’s technology is sound and can be developed to commercialization if funding for research and clinical trials can be secured.  Management will continue to work despite lack of funds to procure investment and the Company is in conversations with several investment funds to resolve the current financial situation and continue forward with technology and commercial development.  Biomoda currently has obligations, including the balance of the convertible note of approximately $1,000,000.  The anticipated capital needs for the next 12 months are $2,000,000, for a total capital raise of $3,000,000.  This amount is planned to fund the optimization work leading to the pivotal trial.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of fiscal year 2010.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, March 31, 2011.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

To remedy these material weaknesses, the Company has modified its monthly closing procedures to allow for additional levels of management review to ensure that a detailed review of all financial contracts and instruments occurs on a periodic basis with the objective of identifying, measuring and properly reporting all derivative liabilities at the time of the period-end closing.  The Company will also utilize additional resources and has engaged outside consultants to assist with the timely and correct accounting for these transactions. Biomoda management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on Biomoda’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

CHANGES IN CONTROLS AND PROCEDURES

Significant changes were made to improve our internal controls over financial reporting during the three months ended March 31, 2011.  We have implemented checklists for beginning-of-month, mid-month and end-of-month activities which are reviewed by management.  Management continues to address the deficiencies in our control and procedures.  We have hired a CPA firm, Clifton Gunderson LLP, to help oversee accounting, create financial statements and liaison with auditors.  We have completed an Accounting Manual and Employee Manual and implemented a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As the result of a federal lawsuit entitled Advanced Optics Electronics, Inc., et al. v. Leslie S. Robins, et al. No. CIV-2007-00855, JB/DJS, U.S. District Court for the District of New Mexico and two related suits, Biomoda has won default judgments against two Defendants, Alvin Robins and John Kearns, on all counts alleged and in favor of Biomoda.  Biomoda submitted a final statement of damages to the Court in November, 2009.  At the hearing on August 4, 2010, defendant Alvin Robins failed to appear.  The Court allowed Biomoda's counsel to proceed with oral argument on the motion for a damages amount to be awarded to Biomoda. At a hearing on October 6, 2010, Mr. Robins again failed to appear. On November 12, 2010, the Court held a hearing in the matter of Biomoda’s motion for summary judgment for default damages. Mr. Robins appeared and was given opportunity to argue only to the merits of the amount of the damages claimed by Biomoda.  On December 15, 2010, Judge James O. Browning ruled that Biomoda was entitled to $35,000 in damages from Mr. Robins. Biomoda subsequently filed a motion with the Court to dismiss all claims against Mr. Robins with the exception of the $35,000 judgment already rendered. Mr. Robins moved the Court to vacate the judgment for $35,000 rendered against him along with the 52-page ruling made by the Court. On March 11, 2011, Judge James O. Browning entered a final judgment in the case of Biomoda vs. Leslie Robins, Alvin Robins and John Kearns (No. CIV07-0855 JB/GBW) in which he ordered that plaintiff Biomoda be awarded damages in the amount of $35,000 with post-judgment interest against Mr. Robins, thereby ending all matters related to this case within his court. Defendant John Kearns is deceased. Biomoda has waived the right to pursue damages against Mr. Kearns' estate.

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

31.1	CERTIFICATION OF CEO PURSUANT TO 15 U.S.C. SECTION 10A, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CFO PURSUANT TO 15 U.S.C. SECTION 10A, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMODA, INC.

Dated: May 16, 2011
	By:	/s/ Maria Zannes
Maria Zannes Chief Executive Officer
/s/ John J. Cousins
John J. Cousins
President and Chief Financial Officer (Principal Accounting Officer)