Form 10-Q
period 2011-06-30
BIOMODA INC/NM
filed 2011-08-19
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of issuer’s shares of Common Stock outstanding as of August 18, 2011, was 125,772,696.

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO June 30, 2011

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$5,830	$248,770
Other Receivable	35,000	-
Prepaid Expenses	1,271	2,708
Deferred Charges	13,740	23,740
Total Current Assets	55,841	275,218

Deferred Charges	11,967	16,752
Fixed Assets, net of accumulated depreciation of $18,310 and $17,459	10,998	11,849
Patents and Trademarks, net of accumulated amortization of $337,666 and $330,163	174,267	161,815

Total Assets	$253,073	$465,634

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$372,480	$166,276
Accrued Liabilities	259,078	84,149
Advances from Stockholders	232,015	228,640
Short-term Debt	131,839	112,520
Convertible Debt (net of discount of $10,549 and $390,058)	39,451	169,942

Total Current Liabilities	1,034,863	761,527

LONG-TERM LIABILITIES
Note Payable	51,346	73,109
Derivative liabilities - warrant instruments	3,589,323	787,081
Derivative liabilities - Option Instruments	1,848	5,975
Derivative liabilities - Note Conversion Features	35,138	741,589

Total Liabilities	4,712,518	2,369,281

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Class A Redeemable Preferred Stock; no par value; 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share, respectively; no shares issued or outstanding	-	-

Undesignated Preferred Stock; 2,000,000 shares authorized; noshares issued and outstanding	-	-

Common Stock, no par value, 150,000,000 share authorized; 116,357,418 and 92,936,886 issued and 115,965,843 and 92,545,311 outstanding, respectively	8,427,864	7,189,527

Treasury stock, at cost, 391,575 shares	(1,233)	(1,233)

Deficit accumulated during development stage	(12,886,076)	(9,091,941)

Total Stockholders' Deficit	(4,459,445)	(1,903,647)

Total Liabilities and Stockholders' Deficit	$253,073	$465,634

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO June 30, 2011
(UNAUDITED)

	For the Three Months Ended June 30,		For the six Months Ended June 30,		January 3, 1990 (Inception) to
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$-	$-	$23

Operating Expenses
Professional fees	(7,247)	258,752	72,291	175,945	1,565,173
General and administrative	171,273	64,597	388,800	523,119	6,641,108
Research and development, net of grants received	66,704	111,622	220,833	159,572	3,352,477
Depreciation and amortization	9,462	2,703	18,278	8,933	374,348

Total operating expenses	240,192	437,674	700,202	867,569	11,933,106

Loss from operations	(240,192)	(437,674)	(700,202)	(867,569)	(11,933,083)

Other income (expense)
Gain on extinguishment of debt	-	-	-	-	1,326,028
Gain of sale of assets	3,000	-	3,000	2,068	39,225
Gain (loss) on derivative liabilities- warrant instruments	(2,802,732)	1,777,070	(2,896,477)	453,521	(902,685)
Gain (loss) on derivative liabilities- options	4,568	12,336	4,127	5,253	22,719
Gain on derivative liability-note conversion liability	401,319	-	210,587	-	120,366
Other income	-	-	-	-	244,479
Interest income	-	201	84	201	4,501
Interest expense	(247,289)	(3,934)	(415,254)	(7,892)	(1,807,626)

Total other income (expense)	(2,641,134)	1,785,673	(3,093,933)	453,151	(952,993)

Loss before provision for income taxes	(2,881,326)	1,347,999	(3,794,135)	(414,418)	(12,886,076)

Provision for income taxes	-	-	-	-	-

Net loss	$(2,881,326)	$1,347,999	$(3,794,135)	$(414,418)	$(12,886,076)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.04)	$0.00

Basic and diluted weighted average number of common shares outstanding	103,015,895	87,600,579	98,013,073	84,664,507

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended		January 3, 1990
	June 30,		(inception) to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,794,135)	$(414,418)	$(12,886,076)

Adjustments to reconcile net losses to net cash used in operating activities
Stock based compensation	25,000	277,099	3,998,076
Depreciation and amortization	18,279	8,933	368,516
(Gain) loss on derivative liabilities - warrant instruments	2,896,477	(453,521)	902,685
(Gain) loss on derivative liabilities - options	(4,127)	(5,253)	(22,719)
(Gain) loss on derivative liabilities - note conversion feature	(210,587)	-	(120,366)
Amortization of debt discount	379,509	-	549,451
Amortization of deferred financing costs	10,000	-	15,833
Write off of license fee	-	-	1,250
(Gain) Loss on sale of assets	(3,000)	(2,068)	(4,830)
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Interest expense incurred on issuance of convertible debt	-	-	643,886
Changes in operating assets and liabilities
Accounts receivable	(35,000)	(351)	139,222
Other assets	6,222	(6,557)	27,884
Advances on research grants	-	(25,415)	-
Accounts payable and accrued liabilities	414,498	(176,350)	1,258,863

Net cash used in operating activities	(296,864)	(797,901)	(6,409,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	3,000	2,068	6,327
Purchase of equipment	-	-	(37,443)
Organizational costs	-	-	(560)
Purchases of patents, trademarks and licenses	(29,880)	(14,612)	(538,855)

Net cash used in investing activities	(26,880)	(12,544)	(570,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	79,872	933,601	4,178,008
Proceeds from stockholders' advances	3,375	6,749	192,606
Repayment of line of credit from affiliated entity	-	-	(341,107)
Proceeds/repayments of short-term debt	1,184	1,184	(103,770)
Proceeds/repayments of convertible short-term debt, net	-	-	480,000
Proceeds from line of credit from affiliated company	-	-	2,680,882
Proceeds/repayments of long-term debt, net	(3,627)	(27,072)	(87,599)
Acquisition of treasury stock	-	-	(13,617)

Net cash provided by financing activities	80,804	914,462	6,985,403

NET INCREASE IN CASH	(242,940)	104,017	5,830

Cash at beginning of period	248,770	20,041	-

Cash at end of period	$5,830	$124,058	$5,830

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Derivative liability incurred through issuance of warrants	$-	$3,351,307	$3,370,622
Settlement of derivative liabilities	$-	$-	$1,057,699
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768
Common stock issued to extinguish related party debt	$-	$-	$50,000
Discount on note payable related to deferred financing costs	$-	$-	$60,000
Discount on note payable related to derivative conversion feature	$-	$-	$500,000
Conversion of notes payable and accrued interest	$543,366	$-	$543,366
Derivative liability settled with warrant exercise	$94,235	$-	$94,235
Derivative liability settled with Note Conversion	$495,864	$-	$495,864

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO June 30, 2011

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Inception	-	$-	$-	$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433			18,433
Cumulative net loss for the period from January 3, 1990 (date of inception) to December 31,1996				(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433		(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-			-
Net loss				(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	$18,433		(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	$10,000			10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	$20,190			20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	$276,350			276,350
Issuance of Common Stock Options, April 15, 1998		$23,650			23,650
Exercise of Common Stock Options, November 2, 1998	62,237	$23,670			23,670
Net loss				(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	$372,293		(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	$87,300			87,300
Issuance of Common Stock, for the month of March, 1999	310,000	$150,300			150,300
Issuance of Common Stock, May 29, 1999	51,546	$25,000			25,000
Issuance of Common Stock, June 2, 1999	95,092	$50,000			50,000
Issuance of Common Stock, September 30, 1999	51,546	$25,000			25,000
Issuance of Common Stock, December 29, 1999	92,005	$50,143			50,143
Net loss				(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	$760,036		(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	$80,770			80,770
Issuance of Common Stock, May 12, 2000	253,609	$56,000			56,000
Exercise of Common Stock Options, June 8, 2000	62,497	$30,312			30,312
Issuance of Common Stock, for the month of September, 2000	96,745	$21,086			21,086
Exercise of Common Stock Options, November 3, 2000	66,000	$7,491			7,491
Issuance of Common Stock for services, December 8, 2000	40,000	$19,400			19,400
Net loss				(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	$975,095		(949,967)	25,128

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for services, January 25, 2001	5,000	$2,425			2,425
Issuance of Common Stock, January 31, 2001	160,000	$24,000			24,000
Issuance of Common Stock for services, April 6, 2001	15,000	$7,276			7,276
Issuance of Common Stock, for the month of April, 2001	120,000	$58,200			58,200
Issuance of Common Stock, June 28, 2001	20,000	$9,700			9,700
Issuance of Common Stock, for the month of August, 2001	110,000	$53,500			53,500
Issuance of Common Stock, November 7, 2001	10,000	$5,000			5,000
Net loss				(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196		(1,322,622)	(187,426)
Net loss				(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	$1,135,196		(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	$147,000			147,000
Net loss				(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	$1,282,196		(1,717,544)	(435,348)
Issuance of Common Stock for services, February 9, 2004	35,000	$5,250			5,250
Exercise of Common Stock Options, February 9, 2004	60,000	$30,000			30,000
Issuance of Common Stock for services, August 5, 2004	85,000	$12,750			12,750
Exercise of Common Stock Options, September 27, 2004	200,000	$30,000			30,000
Net loss, December 31, 2004				(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	$1,360,196		(2,476,489)	(1,116,293)
Issuance of Common Stock for services, May 27, 2005	30,000	$4,500			4,500
Issuance of Common Stock for services, October 12, 2005	40,000	$6,000			6,000
Net loss, December 31, 2005				(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	$1,370,696		(3,101,245)	(1,730,549)
Issuance of Common Stock for services, October 23, 2006	690,000	$544,500			544,500
Issuance of Common Stock in exchange for debt, October 23, 2006	1,176,471	$1,000,000			1,000,000
Issuance of Common Stock for services, November 30, 2006	7,500	$28,125			28,125
Issuance of Common Stock for services, December 15, 2006	10,000	$29,000			29,000
Issuance of Common Stock for services, December 26, 2006	15,000	$44,850			44,850
Acquisition of Treasury Stock, June 30, 2006			(9,000)		(9,000)
Stock-based compensation		$35,042			35,042
Net loss, December 31, 2006				(1,807,312)	(1,807,312)
Balance, December 31, 2006	9,086,253	$3,052,213	(9,000)	(4,908,557)	(1,865,344)

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for services, January 2007	131,000.0	$259,500			259,500
Issuance of Common Stock, January 2007	30,000.0	$30,000			30,000
Issuance of Common Stock for services, February 2007	150,000.0	$157,500			157,500
Issuance of Common Stock for services, March 2007	445,000.0	$375,500			375,500
Issuance of Common Stock in exchange for debt, March 2007	86,786.0	$73,768			73,768
Exercise of Options, March 2007	2,000.0	$1,000			1,000
Issuance of Common Stock for services, April 2007	724,062.0	$455,559			455,559
Issuance of Common Stock in exchange for debt, April 2007	500,000.0	$315,000			315,000
Issuance of Common Stock for services, June 2007	920,000.0	$154,600			154,600
Issuance of Common Stock, June 2007	343,000.0	$41,667			41,667
Issuance of Common Stock for services, July 2007	141,000.0	$15,700			15,700
Issuance of Common Stock, July 2007	1,466,635.0	$84,985			84,985
Issuance of Common Stock, August 2007	1,636,166.0	$53,943			53,943
Issuance of Common Stock for services, September 2007	160,000.0	$12,800			12,800
Issuance of Common Stock, September 2007	2,416,248.0	$54,819			54,819
Issuance of Common Stock, October 2007	1,557,730.0	$36,457			36,457
Issuance of Common Stock in exchange for debt, October 2007	165,000.0	$16,500			16,500
Issuance of Common Stock for services, November 2007	770,000.0	$100,100			100,100
Issuance of Common Stock, November 2007	16,190,967.0	$445,674			445,674
Issuance of Common Stock for services, December 2007	90,140.0	$21,634			21,634
Issuance of Common Stock, December 2007	11,303,996.0	$385,250			385,250
Stock-Based Compensation		$55,416			55,416
Net loss, December 31, 2007				(2,307,051)	(2,307,051)
Balance, December 31, 2007	48,315,983	$6,199,585	$(9,000)	$(7,215,608)	$(1,025,023)
Issuance of Common Stock, January 2008	3,887,100	$155,077			155,077
Issuance of Common Stock for services, February 2008	11,128,967	$312,244			312,244
Issuance of Common Stock for services, February 2008	1,500,000	$180,000			180,000
Issuance of Common Stock for services, March 2008	1,725,860	$86,293			86,293
Issuance of Common Stock, March 2008	8,410,112	$209,897			209,897
Issuance of Common Stock, April 2008	1,328,142	$33,268			33,268
Issuance of Common Stock for services, April 2008	25,000	$1,250			1,250
Issuance of Common Stock for services, June 2008	237,237	$17,779			17,779
Issuance of Common Stock for services, July 2008	244,000	$12,200			12,200
Issuance of Common Stock for services, September 2008	125,000	$5,000			5,000
Issuance of Common Stock for services, October 2008	47,188	$1,888			1,888
Issuance of Common Stock for services, December 2008	30,000	$900			900
Net loss, December 31, 2008				(315,263)	(315,263)
Balance, December 31, 2008	77,004,589	$7,215,381	$(9,000)	$(7,530,871)	$(324,490)

				Accumulated	Total
				Deficit During	Stockholders'
	Common Stock		Treasury	Development	Equity
	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for services, January 2009	30,000	$1,200			1,200
Issuance of Common Stock for services, June 2009	30,000	$1,200			1,200
Adjustment to Treasury Shares on June 30, 2009		$(9,000)	$9,000		-
Addition to Treasury Shares September 30, 2009			$(4,617)		(4,617)
Issuance of Common Stock for services, July 2009	250,000	$12,500			12,500
Issuance of Common Stock for cash, August 2009	100,000	$5,000			5,000
Issuance of Common Stock for services, August 2009	100,000	$7,000			7,000
Issuance of Treasury Shares for services August 2009		$220,000			220,000
Issuance of Common Stock for cash, December 2009	2,000,000	$100,000			100,000
Issuance of Treasury Shares for services October 2009		$72,885	$2,115		75,000
Net loss, December 31, 2009				$(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	$7,626,166	$(2,502)	$(8,436,160)	$(812,496)
Issuance of Common Stock for cash January 2010	400,000	$20,000			20,000
Issuance of Common Stock for cash February 2010	800,000	$40,000			40,000
Issuance of Common Stock for services February 2010	480,000	$105,600			105,600
Issuance of Treasury Shares for services February 2010		$58,731	$1,269		60,000
Issuance of Common Stock and Warrants for cash March 2010	6,250,001	$820,000			820,000
Issuance of Common Stock for cash June 2010	335,000	$53,600			53,600
Issuance of Common Stock for services June 2010	625,000	$100,000			100,000
Issuance of Common Stock for services to Directors June 2010	200,000	$50,000			50,000
Issuance of Common Stock for cash July 2010	471,184	$66,956			66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	$-			-
Issuance of Common Stock for services July 2010	2,005,000	$384,700			384,700
Issuance of Common Stock for cash August 2010	666,400	$94,696			94,696
Issuance of Common Stock for services to Directors August 2010	100,000	$17,000			17,000
Derivative liabilities on Warrants and non-employee Options		$(2,312,922)			(2,312,922)
Issuance of Common Stock for services October 2010	500,000	$65,000			65,000
Net loss December 31, 2010				(655,781)	(655,781)
Balance, December 31, 2010	92,936,886	$7,189,527	(1,233)	(9,091,941)	(1,903,647)
Issuance of Common Stock for services March 2011	100,000	$25,000			25,000
Issuance of Common Stock for Conversion of Debt April, May and June 2011	27,760,532	$1,039,230			1,039,230
Issuance of Common Stock for Series I Warrants April 2011	1,560,000	$174,107			174,107
Net loss, June 30, 2011				(3,794,135)	(3,794,135)
Balance, June 30, 2011	116,357,418	$8,427,864	(1,233)	(12,866,076)	(4,459,445)

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.  Significant estimates effecting the financial statements include those with respect to the valuation of the derivative liability related to our warrants and options and the conversion feature in our outstanding convertible note, and the realizability of our investment in patents and trademarks.

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990, and have not generated any significant revenues from operations, and there is no assurance of any future revenues.  As of June 30, 2011, we had an accumulated deficit of $12,866,076 and a working capital deficit of $979,022. Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants, September 15, 2010, Warrants and Convertible Debt, as of August 15, 2011, the Company has a total potential obligation to issue up to 213,996,493 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees. At August 15, 2011, the Company had 125,772,696 shares of common stock outstanding and 150,000,000 shares of common stock authorized. If the warrants, options and convertible rights were fully exercised, the Company would have exceeded its authorized shares by 189,769,189 shares.  This greatly impacts our ability to secure new funding.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

3.  CRITICAL ACCOUNTING POLICIES FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, derivative liabilities, accounts payable, accrued expenses, and short-term debt. The carrying values of the Company’s cash and cash equivalents, accounts payable, accrued expenses and short-term debt approximate their fair values due to their short-term nature. The derivative liabilities are stated at their fair value. See Note 9 for the Company’s assumptions used in determining the fair value of these derivative financial instruments.

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

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of June 30, 2011, the Company’s potentially dilutive securities consist of outstanding warrants and options and a note that is convertible into shares of the Company’s common stock. These potentially dilutive securities, convertible at June 30, 2011, into 159,849,081 shares of our common stock, have been excluded from the net loss per common share calculation for all periods presented as their effect would be anti-dilutive.

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

On the date of the transaction, the 2,000,000 warrants issued in connection with the Notes had an estimated fair value of $493,000.  The Notes’ conversion feature had an estimated value of $651,000.  See Note 8 for further discussion.

The following table details the accounting for the Notes at September 15, 2010:

Principal amount	$560,000
Less: original issue discount	(60,000)
Less: discount for conversion feature and fair value of warrants	(500,000)
Carrying amount at September 15, 2010	$-

The fair value of the warrants and the conversion feature in excess of the principal amount of the Notes of $643,886 was immediately expensed as additional interest expense.   The discount on the Notes will be accreted to interest expense over their term.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

5. CONVERTIBLE NOTES (Continued)

In March 2011, the Company and the Note holders agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of any conversion notice.  This extended look-back period was in effect until April 15, 2011.

21,760,532 common shares were issued upon conversion of $510,000 of Notes’ principal and $33,366 in accrued interest or a total value of $543,366.

During the three months ended June 30, 2011, the Company recognized $233,845 of interest expense related to the accretion of the discount, including $88,180 in accelerated amortization for the portion of the Notes converted during the second quarter.  The remaining portion of the outstanding Notes have a carrying value at June 30, 2011, of $39,451, net of the remaining unamortized discount of $10,548.

Subsequent to June 30, 2011, the Purchasers completed the conversion of the remaining Notes into 5,415,278 common shares for a conversion value of $50,000 in debt and $4,153 of accrued interest.  The Notes and related interest were converted into a total of 27,175,810 shares of common stock for a conversion value of $597,519.

6.  COMMON AND TREASURY STOCK

Common Stock

2011 Activity

During the three months ended June 30, 2011, Biomoda issued 21,760,532 common shares related to the conversion of $543,366 of Notes principal and accrued interest.

During the three months ended June 30, 2011, Biomoda issued 1,560,000 common shares related to the exercise of Series I warrants for cash proceeds of $79,872.

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

During the three months ended June 30, 2010. Biomoda issued 625,000 restricted common shares to a consultant for services pursuant to a contract.  These shares were valued at $100,000 or $0.16 per share based upon the Company’s stock price on the grant date.

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

As of June 30, 2011, we had 391,575 treasury shares remaining, acquired at a cost of $1,233, net of the fair value of shares issued from treasury.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6.  COMMON AND TREASURY STOCK (Continued)

Other

During the three months ended June 30, 2010, as a consequence of the March 17, 2010 private placement discussed above, Biomoda recorded a charge of $1,570,724 to stockholders' equity resulting from insufficient authorized but unissued shares of common stock to meet all its common share obligations in the event all outstanding common stock equivalents were converted into shares of the Company, which triggered liability accounting for non-employee warrants and options.

During the three months ended June 30, 2011, as noted above, a portion of the outstanding convertible notes payable was converted into shares of the Company’s common stock. Accordingly, the Company credited the derivative liability associated with the convertible notes payable in the amount of $495,864 to stockholders’ equity.

During the three months ended June 30, 2011, as noted above, the Company issued shares of common stock through the exercise of outstanding warrants. Accordingly, the Company credited the derivative liability associated with the warrants in the amount of $94,235 to stockholders’ equity.

On May 29, 2010, the Company received stockholder approval for an increase in its authorized shares to 150,000,000. With the increase in the Company’s authorized shares to 150,000,000, the circumstances that triggered liability accounting for non-employee warrants and options were resolved. Accordingly, on May 29, 2010, the Company credited the remaining derivative liability associated with these warrants and options of $1,057,699 to stockholders’ equity

On September 15, 2010, due to the conversion feature contained in the Notes, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 5 was made through the issuance of Common Stock cannot be predicted and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized share amount, which triggered liability accounting for non-employee warrants and options. Accordingly, on September 15, 2010, the Company charged the amount of $19,314 to stockholders' equity.

See Note 8 for further discussion.

7.  STOCK OPTIONS AND WARRANTS

Options

No options were granted during the three or six months ended June 30, 2011 and 2010, respectively. All options outstanding are fully vested and exercisable, and there was no unrecognized stock-based compensation expense as of June 30, 2011 and 2010, respectively.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at June 30, 2011	108,768	2.34

Outstanding and exercisable options had a weighted average remaining life of 2.97 years and no intrinsic value as of June 30, 2011.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.  STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the changes in warrants outstanding during the six months ended June 30, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2011*	8,875,001	$0.25
Issued	-	-
Exercised	1,560,000	0.05
Warrants issued pursuant to anti-dilution provisions	206,572,724	0.01
Cancelled/expired	-	-
Outstanding at June 30, 2011	213,887,725	0.01

*As a result of the conversion of a portion of the Notes, due to contractual provisions contained in the Series I Warrants and the 5-Year Warrants discussed further in Note 8 below, the exercise price of those warrants was reduced from $0.25 per share to $0.01 and the number of shares issuable upon exercise of those warrants increased from approximately 8,875,001 shares to as many as 213,887,725

As of June 30, 2011, outstanding warrants had an intrinsic value of $1,497,214 and a weighted average remaining contractual term of 3.82 years.

In March 2010, pursuant to the common stock private placement described in Note 6 above, we issued Series I, II, and III Warrants.  The Series I Warrants are exercisable to purchase an aggregate of 6,875,001 shares of the Company’s common stock over a five-year term at an exercise price equal to 125% of the closing price on March 12, 2010, or $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the Series I Warrant.  The Series I Warrants expire on the fifth anniversary of the closing of the Purchase Agreement.  If at any time after the Initial Exercise Date, as such term is defined in the warrant agreement, there is no effective Registration Statement registering the resale of the Warrant Shares by the Holders, then the Series I Warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” A Registration Statement to register the Warrant Shares was filed and declared effective on May 6, 2010.  During the three months ended June 30, 2011, 1,560,000 Series I Warrants were exercised at a price per share of $0.0512 for cash proceeds of $79,872.  Subsequent to June 30, 2011, 4,000,000 Series I Warrants were exercised at a price per share of $0.01.

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

Beginning in April 2011 and continuing through June 30, 2011, the holders of the Notes converted Note principal amounts to common shares at conversion prices ranging from $0.0512 per share to $0.013.  As a result of the anti-dilution feature contained in the Series I warrants, the exercise prices of the warrants were reduced to $0.013 per share and shares issuable upon exercise of these warrants were increased to 213,887,725.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES

Series I Warrants

The Company determined that Series I Warrants to purchase a total of 6,875,001 shares of common stock issued pursuant to the March 2010 private placement contained provisions that protect holders from declines in Biomoda’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these warrants at inception was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  Accordingly, during the period ended March 31, 2010, the Company charged the amount of $1,780,583 to stockholders' equity.

The Company measured the fair value of these instruments as of June 30, 2011, and recorded an unrealized loss for the three and six months ended June 30, 2011 of $2,172,770 and $2,243,670, respectively. The Company determined the fair values of these securities during the period using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of June 30, 2011:

Common stock issuable upon exercise of warrants	163,887,725
Estimated market value of common stock on measurement date	$0.02
Exercise price	$0.01
Risk-free interest rate (1)	2.36%
Warrant lives in years	3.71
Expected volatility (2)	248.56%
Expected dividend yield (3)	None

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.

At June 30, 2011, the derivative liability associated with the remaining Series I Warrants was $2,746,963.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

5-Year Warrants

The Company determined that the 5-Year Warrants issued in connection with the sale of the Notes discussed in Note 5 to purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share contain provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price of the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of the 5-Year Warrants was recognized as a derivative warrant instrument and will be measured at fair value at each reporting period.  Accordingly, on September 15, 2010, the Company established a derivative liability for the 5-Year Warrants of $492,518.

The Company measured the fair value of these instruments as of June 30, 2011, and recorded an unrealized loss for the three and six months ended June 30, 2011 of $629,962 and $652,807, respectively. The Company determined the fair values of these securities using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of June 30, 2011:

Assumptions at June 30, 2011
Common stock issuable upon exercise of warrants	50,000,000
Estimated market value of common stock on measurement date	$.02
Exercise price	$.01
Risk-free interest rate (1)	2.36%
Warrant lives in years	4.21
Expected volatility (2)	248.56%
Expected dividend yield (3)	None

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of one year.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.

At June 30, 2011, the derivative liability associated with the 5-year Warrants was $842,361.

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

During the second quarter of 2011, all but $50,000 of the Convertible Note had been converted into stock.  The remaining $50,000 was converted on July 13, 2011.

The Company measured the fair value of the instruments as of June 30, 2011, and recorded an unrealized gain for the three and six months ended June 30, 2011 of $401,319 and $210,587, respectively.  The Company determined the fair values of these liabilities using the Black-Scholes valuation model with the following assumptions:

Assumptions at June 30, 2011
Common stock issuable upon exercise of warrants	4,102,483
Estimated market value of common stock on measurement date	$.02
Exercise price	$.01
Risk-free interest rate (1)	2.36%
Warrant lives in years	4.21
Expected volatility (2)	248.56%
Expected dividend yield (3)	None

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of one year.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.

At June 30, 2011, the derivative liability associated with the Notes was $35,138.

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

At June 30, 2011, the derivative liability associated with the option instruments was $1,848.

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

For the three and six months ended June 30, 2011, Biomoda recorded an unrealized gain of $4,568 and $4,127, respectively related to the change in the fair value of non-employee options accounted for as liabilities.

 Activity for derivative instruments during the three months ended June 30, 2011, was as follows:

	Balance at March 31, 2011	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at June 30, 2011
Derivative warrant instruments – Series I	$668,428	$(94,235)	$2,172,770	$2,746,963
Derivative warrant instruments –5-year Warrants issued with Notes	212,398		629,962	842,360
Derivative instrument – convertible debt	932,321	(495,864)	(401,319)	35,138
Derivative option instruments	6,416		(4,568)	1,848
Total	$1,819,563	$(590,099)	$2,396,845	$3,626,309

Activity for derivative instruments during the six months ended June 30, 2011, was as follows:

	Balance at December 31, 2010	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at June 30, 2011
Derivative warrant instruments – Series I	$597,528	$(94,235)	$2,243,670	$2,746,963
Derivative warrant instruments –5-year Warrants issued with Notes	189,553		652,807	842,360
Derivative instrument – convertible debt	741,589	(495,864)	(210,587)	35,138
Derivative option instruments	5,975		(4,127)	1,848
Total	$1,534,645	$(590,099)	$2,681,763	$3,626,309

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

As required by FASB ASC Topic No. 820-10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes valuation model (see Note 8 for the assumptions) for the Company’s Series I Warrants  and 5-year Warrants and for all other warrants and non-employee options and for the conversion feature contained in the Note.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

	Fair Value Measurements at June 30, 2011
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2011
Derivative warrant instruments	$--	$--	$3,589,323	$3,589,323
Derivative option instruments	--	--	$1,848	1,848
Conversion Note feature	--	--	$35,138	$35,138
Total	$--	$--	$3,626,309	$3,626,309

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended June 30,
	2011	2010
Beginning balance	$(1,819,563)	$(2,371,710)
Total losses	(2,396,845)	536,876
Settlements	590,099	-
Additions	-	-
Transfers	-	-
Ending balance	$(3,626,309)	$(1,834,834)
Change in unrealized losses included in earnings relating to derivatives still held as of June 30, 2011 and 2010	$(2,396,845)	$(536,876)

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

	Significant Unobservable Inputs (Level 3) Six Months Ended June 30,
	2011	2010
Beginning balance	$(1,534,645)	$-
Total losses	(2,681,763)	(54,251)
Settlements	590,099	-
Additions	-	(1,780,583)
Transfers	-	-
Ending balance	$(3,626,309)	$(1,834,834)
Change in unrealized losses included in earnings relating to derivatives still held as of June 30, 2011 and 2010	$(2,681,763)	$(54,251)

10. LEGAL UPDATE

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011 for $35,000, with post-judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal.  Based upon its expectations for collecting the judgment from Alvin D. Robins, Biomoda has recorded an other receivable and a reduction of professional fees of $35,000 in the accompanying financial statements.

11. SUBSEQUENT EVENTS

On July 12, 2011, the Purchasers completed the remaining conversion of the Notes into 5,415,278 common shares of stock for a conversion value of $54,153 including interest at a VWAP of $0.01.

On July 21, 2011, 4,000,000 shares of common stock were issued pursuant to the exercise of Series I Warrants at a price per share of $0.01 for cash proceeds of $40,000.

In accordance with ASC 855-10, the Company’s management reviewed all material events from June 30, 2011 through the issuance date of this report and there are no other material events to report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations. There is no assurance of any future revenues. As of June 30, 2011, Biomoda had an accumulated deficit of $12,886,076 and a working capital deficit of $979,022. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants, September 15, 2010, Warrants and Convertible Debt, as of August 15, 2011, the Company has a total potential obligation to issue up to 213,996,493 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees. At August 15, 2011, the Company had 125,772,696 shares of common stock outstanding and 150,000,000 shares of common stock authorized. If the warrants, options and convertible rights were fully exercised, the Company would have exceeded its authorized shares by 189,769,189 shares.  This greatly impacts our ability to secure new funding.

These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

Plan of Operation

We are currently considering several options to raise sufficient capital to meet operating expenses.  Assuming we receive additional funding, our plan of operation for the next 18 to 24 months is to complete research to optimize the CyPath® diagnostic assay, conduct the pivotal clinical trial and submit clinical study results to the U.S. Food and Drug Administration ("FDA") for a Class III approval of the CyPath® assay as a medical device for the detection of lung cancer.  Completed in the first quarter of 2011, the Pilot clinical study showed that CyPath® is a significant new biomarker for lung cancer.  The Pilot study demonstrated CyPath®’s ability to discriminate between cancer and non-cancer cohorts by identifying and quantifying cellular characteristics that differ between groups of individuals at high risk for developing cancer and those who already have the disease.  Sensitivity of the assay was determined at 77% with specificity at 58% (accounting for patient factors) and an overall accuracy of 81.3% in the ability to correctly classify groups of study participants into the cancer or high-risk cohorts.  A Receiver Operating Characteristic (“ROC”) analysis of the sensitivity and specificity was shown to have an associated “p value” of less than .001, resulting in a statistically significant finding of CyPath®’s ability to discriminate between high-risk and cancer groups.  The Pilot clinical trial consisted of two cohorts: patients with a confirmed diagnosis of cancer who had not begun treatment for the disease and high-risk participants, including military veterans in New Mexico, with a history of heavy smoking.

We are conducting optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and enhance commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.  In June 2011, we received notice from the European Patent Office of its intention to grant the Biomoda patent.

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

OTHER INITIATIVES

Internal Studies

We are conducting optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and enhance commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.  In June 2011, we received notice from the European Patent Office of its intention to grant the Biomoda patent.

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

On June 20, 2011, the Japan Patent Office granted Patent Application No. 2008-266490, “Compositions and Methods for Detecting Pre-Cancerous Conditions In Cell And Tissue Samples Using 5, 10, 15, 20-Tetrakis (Carboxyphenol) Porphine,” which is similar to Biomoda’s U.S. patent 6,838,248.  Foreign equivalents are now effective in Canada, Mexico, Japan and Australia.

On June 15, 2011, Biomoda received notice from the European Patent Office of its intention to grant our Patent Application No. 01987011.2 which is similar to Biomoda’s U.S. patent 6,838,248.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®, and the World Intellectual Property Organization has registered Biomoda as a world trademark as of November 10, 2010.

RESULTS OF CONTINUING OPERATIONS

We have recorded no significant revenue from inception through June 30, 2011.

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended June 30, 2011 and 2010

REVENUE.  As of June 30, 2011, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $66,704 for the three months ended June 30, 2011, from $111,622 for the three months ended June 30, 2010. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $164,026 for the three months ended June 30, 2011, from $323,349 for the three months ended June 30, 2010.  The decrease was primarily related to decreased stock issuances for services in 2011, as well as a reduction in professional fees of $35,000 related to the Final Judgment rendered in the Robins litigation discussed in Note 10 to the financial statements.  We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants, options and convertible note instruments.  Interest expense increased for the three months ended June 30, 2011, to $247,289 from $3,934 for the three months ended June 30, 2010. This increase is attributable to the accelerated amortization of the discount on the convertible notes issued on September 15, 2010 due to their conversion into common shares during the 2011 period.  Also, during the three months ended June 30, 2011, we recognized an unrealized non-cash loss from the increase in the fair value of the derivative liability related to our outstanding warrants of $2,802,732 and an unrealized gain on decrease in the fair value of the derivative liability related to our non-employee options and convertible debt of $4,568 and $401,319, respectively.

Comparison of the six months ended June 30, 2011 and 2010

REVENUE.  As of June 30, 2011, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, increased to $220,833 for the six months ended June 30, 2011, from $159,572 for the six months ended June 30, 2010. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $461,091 for the six months ended June 30, 2011, from $699,064 for the six months ended June 30, 2010.  The decrease was primarily related to decreased wages due to the completion of the Pilot clinical trial in 2011 as well as a reduction in professional fees of $35,000 related to the Final Judgment rendered in the Robins litigation discussed in Note 10 to the financial statements.  We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants and options.  Interest expense increased for the six months ended June 30, 2011, to $415,254 from $7,892 for the six months ended June 30, 2010.  This increase is primarily attributable to the accelerated amortization of the discount on the convertible notes issued on September 15, 2010 due to their conversion into common shares during the 2011 period.  We recognized a gain of $3,000 with the sale of equipment for the six months ended June 30, 2011 and $2,068 associated with the sale of equipment for the six months ended June 30, 2010.  Also, during the six months ended June 30, 2011, we recognized an unrealized non-cash loss from the increase in the fair value of the derivative liability related to our outstanding warrants of $2,896,477 and an unrealized gain on decrease in the fair value of the derivative liability related to our non-employee options and convertible debt of $4,127 and $210,587, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, issuance of equity for services in lieu of cash and government funding.  We are currently considering several options to raise sufficient capital to meet operating expenses through the pivotal clinical trial and FDA approval.  Subject to the outcome of these efforts, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues.

Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants, September 15, 2010, Warrants and Convertible Debt, as of August 15, 2011, the Company has a total potential obligation to issue up to 213,996,493 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees. At August 15, 2011, the Company had 125,772,694 shares of common stock outstanding and 150,000,000 shares of common stock authorized. If the warrants, options and convertible rights were fully exercised, the Company would have exceeded its authorized shares by 189,769,187 shares.  This greatly impacts our ability to secure new funding.

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

The September Purchasers contacted the Company to notify it of their intention to convert their Notes at the VWAP price that at the time of contact was calculated at $0.0501, and on March 11, 2011, the Company and the September Purchasers agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of conversion.  This extended look-back period was to be in effect until April 15, 2011, and was intended to avert an immediate conversion of the note and provide time for the Company to negotiate an agreement that would not result in significant increases in warrants that was threatened by the terms of current agreements with March Purchasers and September Purchasers.  The Parties did not reach a mutually acceptable agreement to modify existing provisions and avert substantial increases in warrant holdings.

We will require additional funding for continuing research and development, obtaining regulatory approval and commercialization of our products. Management is investigating all options to raise sufficient funds to meet our working capital requirements through the sale of our common stock or other means of financing.

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

Product development expenditures, including personnel expense and general and administrative expense were $230,730 for the three months ended June 30, 2011.  Funds for operations, product development and capital expenditures were provided from the sale of company stock, warrants and a convertible debenture.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Biomoda currently is insolvent and will remain insolvent until new funding is secured.  The Company is investigating all means of funding, including restructuring.  Management believes that Biomoda’s technology is sound and can be developed to commercialization if funding for research and clinical trials can be secured.  Management will continue to work despite lack of funds to procure investment, and the Company is in conversations with several investment funds to resolve the current financial situation and continue forward with technology and commercial development.  Biomoda currently has obligations of approximately $1,000,000.  The anticipated capital needs for the next 12 months are $2,000,000, for a total capital raise of $3,000,000.  This amount is planned to fund the optimization work leading to the pivotal trial.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of fiscal year 2010.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, June 30, 2011.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

CHANGES IN CONTROLS AND PROCEDURES

No significant changes were made to improve our internal controls over financial reporting during the three months ended June 30, 2011.  We have implemented checklists for beginning-of-month, mid-month and end-of-month activities which are reviewed by management.  Management continues to address the deficiencies in our control and procedures.  We have hired a CPA firm, to help oversee accounting, create financial statements and liaison with auditors.  We have completed an Accounting Manual and Employee Manual and implemented a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011 for $35,000, with post judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal.

Item 2.  CHANGES IN SECURITIES

Registered Securities Sales

Warrant holders exercised 1,560,000 warrants on April 1, 2011.  These warrants were registered under an S-1 declared effective June 30, 2010.

Unregistered Security Sales

Beginning in April 2011 and continuing through June 30, 2011, the holders of the Notes converted Note principal amounts to common shares at conversion prices ranging from $0.0512 per share to $0.013.

Each conversion was accompanied by a legal opinion that the shares had met the Rule 144(c) (1) time restriction of being held for at least six months, and that the holders are not an affiliate of the Company.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

31.1	CERTIFICATION OF CEO PURSUANT TO 15 U.S.C. SECTION 10A, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CFO PURSUANT TO 15 U.S.C. SECTION 10A, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMODA, INC.

Dated: August 18, 2011
	By:	/s/ Maria Zannes
Maria Zannes Chief Executive Officer
/s/ John J. Cousins
John J. Cousins
President and Chief Financial Officer (Principal Accounting Officer)