Form 10-Q
period 2011-09-30
BIOMODA INC/NM
filed 2011-11-21
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of issuer’s shares of Common Stock outstanding as of November 15, 2011, was 130,314,363.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of our products, our ability to develop new products cost-effectively, our ability to raise capital, the development by competitors of products using improved or alternative technology, the retention of key employees and general economic conditions.

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$2,960	$248,770
Other accounts receivable	35,000	-
Prepaid expenses	1,271	2,708
Deferred charges	8,740	23,740
TOTAL CURRENT ASSETS	47,971	275,218

Deferred charges	9,574	16,752
Fixed assets, net of accumulated depreciation of $18,761 and $17,460	10,548	11,849
Patents and trademarks, net of accumulated amortization of $341,949 and $330,163	178,038	161,815
TOTAL ASSETS	$246,131	$465,634
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$397,395	$166,276
Accrued liabilities	292,636	84,148
Advances from stockholders	238,765	228,640
Short-term debt	139,686	112,520
Convertible debt (net of discount of $0 and $390,058, respectively)	-	169,942

TOTAL CURRENT LIABILITIES	1,068,482	761,527
LONG-TERM DEBT
Note payable	40,464	73,109
Derivative liabilities - warrant instruments	2,811,631	787,081
Derivative liabilities - option Instruments	-	5,975
Derivative liabilities - note conversion features	-	741,589

TOTAL LIABILITIES	3,920,577	2,369,281

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 1,999,900 shares authorized; no shares issued and outstanding	-	-

Series B preferred shares; no par value; 100 shares authorized; liquidation and redemption values of $600; 100 shares issued and outstanding	60,000	-

Common stock, no par value, 700,000,000 share authorized; 130,314,363 and 92,936,886 issued and 129,922,788 and 92,545,311 outstanding, respectively	8,782,590	7,189,527

Treasury stock, at cost $391,575	(1,233)	(1,233)

Deficit accumulated during development stage	(12,515,803)	(9,091,941)

Total stockholders' deficit	(3,674,446)	(1,903,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$246,131	$465,634

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		January 3, 1990 (Inception) to
	2011	2010	2011	2010	September 30, 2011
Revenue	$-	$-	$-	$-	$23

Operating expenses
Professional fees	22,990	46,936	95,281	222,881	1,588,163
General and administrative	144,748	531,701	533,548	1,054,820	6,785,856
Research and development, net of grants received	13,471	118,122	234,304	277,694	3,365,948
Depreciation and amortization	4,733	3,348	23,011	12,281	379,081

Total operating expenses	185,942	700,107	886,144	1,567,676	12,119,048

Loss from operations	(185,942)	(700,107)	(886,144)	(1,567,676)	(12,119,025)

Other income (expense)
Gain on extinguishment of debt	-	-	-	-	1,326,028
Gain of sale of assets	-	-	3,000	2,068	39,225
Unrealized gain (loss) on derivative liabilities - warrant instruments	606,826	593,285	(2,289,651)	1,046,806	(295,859)
Unrealized gain (loss) on derivative liabilities - options	1,848	3,089	5,975	8,342	24,567
Unrealized gain (loss) on derivative liability-note conversion liability	(29,570)	153,608	181,017	153,608	90,796
Other income	-	-	-	-	244,479
Interest income	-	51	84	252	4,501
Interest expense	(22,889)	(673,477)	(438,143)	(681,369)	(1,830,515)

Total other income (expense)	556,215	76,556	(2,537,718)	529,707	(396,778)

Income (loss) before provision for income taxes	370,273	(623,551)	(3,423,862)	(1,037,969)	(12,515,803)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$370,273	$(623,551)	$(3,423,862)	$(1,037,969)	(12,515,803)

Basic earnings per common share	$0.00	$(0.01)	$(0.03)	$(0.01)
Diluted earnings per common share	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding:
Basic	126,378,388	91,331,420	107,572,080	86,886,379
Diluted	225,846,823	91,331,420	107,572,080	86,886,379

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended		January 3, 1990
	September 30,		(inception) to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,423,862)	$(1,037,969)	$(12,515,803)
Adjustments to reconcile net earnings to net cash used in operating activities
Stock based compensation	25,000	667,300	3,998,076
Depreciation and amortization	23,011	11,448	373,248
Unrealized gain on derivative liabilities - warrant instruments	2,289,651	(1,046,806)	295,859
Unrealized gain on derivative liabilities - options	(5,975)	(8,342)	(24,567)
Unrealized gain on derivative liabilities - note conversion feature	(181,017)	(153,608)	(90,796)
Amortization of debt discount	390,058	23,333	560,000
Amortization of deferred financing costs	15,000	833	20,833
Write-off of license fee	-	-	1,250
Gain/loss on sale of assets	(3,000)	(2,068)	(4,830)
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,326,028)
Interest expense incurred on issuance of convertible debt	-	643,886	643,886
Changes in operating assets and liabilities
Accounts receivable	(35,000)	-	139,222
Other assets	8,615	(478)	30,277
Advances on research grants	-	(25,415)	-
Accounts payable and accrued liabilities	537,126	(221,898)	1,423,555

Net cash used in operating activities	(360,393)	(1,149,784)	(6,472,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	3,000	2,068	6,327
Purchase of equipment	-	-	(37,443)
Organizational costs	-	-	(560)
Purchases of patents, trademarks and licenses	(37,934)	(34,388)	(546,909)

Net cash used in investing activities	(34,934)	(32,320)	(578,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises and sales of common stock	144,872	1,095,253	4,243,008
Proceeds from stockholders' advances	10,125	10,125	199,356
Repayment of line of credit from affiliated entity	-	-	(341,107)
Proceeds/repayments of short-term debt	1,774	1,777	(103,180)
Proceeds from convertible short-term debt, net	-	480,000	480,000
Proceeds from line of credit from affiliated company	-	-	2,680,882
Proceeds/repayments of long-term debt, net	(7,254)	(45,168)	(91,226)
Acquisition of treasury stock	-	-	(13,617)

Net cash provided by financing activities	149,517	1,541,987	7,054,116

NET INCREASE IN CASH	(245,810)	359,883	2,960

Cash at beginning of period	248,770	20,041	-

Cash at end of period	$2,960	$379,924	$2,960

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Derivative liability incurred through issuance of warrants	$-	$3,370,622	$3,370,622
Settlement of derivative liabilities	$-	$1,057,699	$1,057,699
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$50,000	$1,468,768
Discount on note payable related to deferred financing costs	$-	$60,000	$60,000
Discount on note payable related to derivative conversion feature	$-	$500,000	$500,000
Conversion of notes payable and accrued interest	$597,519	$-	$597,519
Derivative liability settled with warrant exercise	$265,101	$-	$265,101
Derivative liability settled with note conversion	$560,572	$-	$560,572
Preferred stock issued for accrued salaries	$60,000	$-	$60,000
The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO September 30, 2011

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Inception	-	$-	-	$-	-	$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433					18,433
Cumulative Net Loss for the period from January 3, 1990 (date of inception) to December 31,1996						(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433	-	-	-	(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-					-
Net loss						(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	$18,433	-	-	-	(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	$10,000					10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	$20,190					20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	$276,350					276,350
Issuance of Common Stock Options, April 15, 1998		$23,650					23,650
Exercise of Common Stock Options, November 2, 1998	62,237	$23,670					23,670
Net loss						(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	$372,293	-	-	-	(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	$87,300					87,300
Issuance of Common Stock, for the month of March, 1999	310,000	$150,300					150,300
Issuance of Common Stock, May 29, 1999	51,546	$25,000					25,000
Issuance of Common Stock, June 2, 1999	95,092	$50,000					50,000
Issuance of Common Stock, September 30, 1999	51,546	$25,000					25,000
Issuance of Common Stock, December 29, 1999	92,005	$50,143					50,143
Net loss						(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	$760,036	-	-	-	(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	$80,770	-	$-	-	$-	80,770
Issuance of Common Stock, May 12, 2000	253,609	$56,000					56,000
Exercise of Common Stock Options, June 8, 2000	62,497	$30,312					30,312
Issuance of Common Stock, for the month of September, 2000	96,745	$21,086					21,086
Exercise of Common Stock Options, November 3, 2000	66,000	$7,491					7,491
Issuance of Common Stock for Services, December 8, 2000	40,000	$19,400					19,400
Net loss						(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	$975,095	-	-	-	(949,967)	25,128

The accompanying notes are an integral part of these financial statements.

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 25, 2001	5,000	$2,425					2,425
Issuance of Common Stock, January 31, 2001	160,000	$24,000					24,000
Issuance of Common Stock for Services, April 6, 2001	15,000	$7,276					7,276
Issuance of Common Stock, for the month of April, 2001	120,000	$58,200					58,200
Issuance of Common Stock, June 28, 2001	20,000	$9,700					9,700
Issuance of Common Stock, for the month of August, 2001	110,000	$53,500					53,500
Issuance of Common Stock, November 7, 2001	10,000	$5,000					5,000
Net loss						(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196	-	-	-	(1,322,622)	(187,426)
Net loss						(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	$1,135,196	-	-	-	(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	$147,000					147,000
Net loss						(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	$1,282,196	-	-	-	(1,717,544)	(435,348)
Issuance of Common Stock for Services, February 9, 2004	35,000	$5,250					5,250
Exercise of Common stock Options, February 9, 2004	60,000	$30,000					30,000
Issuance of Common Stock for Services, August 5, 2004	85,000	$12,750					12,750
Exercise of Common stock Options, September 27, 2004	200,000	$30,000					30,000
Net loss, December 31, 2004						(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	$1,360,196	-	-	-	(2,476,489)	(1,116,293)
Issuance of Common Stock for Services, May 27, 2005	30,000	$4,500	-	$-	-	$-	4,500
Issuance of Common Stock for Services, October 12, 2005	40,000	$6,000					6,000
Net loss, December 31, 2005						(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	$1,370,696	-	-	-	(3,101,245)	(1,730,549)
Issuance of Common Stock for Services, October 23, 2006	690,000	$544,500					544,500
Issuance of Common Stock in exchange for Debt, October 23, 2006	1,176,471	$1,000,000					1,000,000
Issuance of Common Stock for Services, November 30, 2006	7,500	$28,125					28,125
Issuance of Common Stock for Services, December 15, 2006	10,000	$29,000					29,000
Issuance of Common Stock for Services, December 26, 2006	15,000	$44,850					44,850
Acquisition of Treasury Stock, June 30, 2006					(9,000)		(9,000)
Stock-Based Compensation		$35,042					35,042
Net loss, December 31, 2006						(1,807,312)	(1,807,312)
Balance, December 31, 2006	9,086,253	$3,052,213	-	-	(9,000)	(4,908,557)	(1,865,344)

The accompanying notes are an integral part of these financial statements

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2007	131,000	$259,500					259,500
Issuance of Common Stock, January 2007	30,000	$30,000					30,000
Issuance of Common Stock for Services, February 2007	150,000	$157,500					157,500
Issuance of Common Stock for Services, March 2007	445,000	$375,500					375,500
Issuance of Common Stock in exchange for Debt, March 2007	86,786	$73,768					73,768
Exercise of Options, March 2007	2,000	$1,000					1,000
Issuance of Common Stock for Services, April 2007	724,062	$455,559					455,559
Issuance of Common Stock in exchange for Debt, April 2007	500,000	$315,000					315,000
Issuance of Common Stock for Services, June 2007	920,000	$154,600					154,600
Issuance of Common Stock, June 2007	343,000	$41,667					41,667
Issuance of Common Stock for Services, July 2007	141,000	$15,700					15,700
Issuance of Common Stock, July 2007	1,466,635	$84,985					84,985
Issuance of Common Stock, August 2007	1,636,166	$53,943					53,943
Issuance of Common Stock for Services, September 2007	160,000	$12,800					12,800
Issuance of Common Stock, September 2007	2,416,248	$54,819					54,819
Issuance of Common Stock, October 2007	1,557,730	$36,457					36,457
Issuance of Common Stock in exchange for Debt, October 2007	165,000	$16,500					16,500
Issuance of Common Stock for Services, November 2007	770,000	$100,100					100,100
Issuance of Common Stock, November 2007	16,190,967	$445,674					445,674
Issuance of Common Stock for Services, December 2007	90,140	$21,634					21,634
Issuance of Common Stock, December 2007	11,303,996	$385,250					385,250
Stock-Based Compensation		$55,416					55,416
Net loss, December 31, 2007						(2,307,051)	(2,307,051)
Balance, December 31, 2007	48,315,983	$6,199,585	-	-	(9,000)	(7,215,608)	(1,025,023)
Issuance of Common Stock, January 2008	3,887,100	$155,077					155,077
Issuance of Common Stock for Services, February 2008	11,128,967	$312,244					312,244
Issuance of Common Stock for Services, February 2008	1,500,000	$180,000					180,000
Issuance of Common Stock for Services, March 2008	1,725,860	$86,293					86,293
Issuance of Common Stock, March 2008	8,410,112	$209,897					209,897
Issuance of Common Stock, April 2008	1,328,142	$33,268					33,268
Issuance of Common Stock for Services, April 2008	25,000	$1,250					1,250
Issuance of Common Stock for Services, June 2008	237,237	$17,779					17,779
Issuance of Common Stock for Services, July 2008	244,000	$12,200					12,200
Issuance of Common Stock for Services, September 2008	125,000	$5,000					5,000
Issuance of Common Stock for Services, October 2008	47,188	$1,888					1,888
Issuance of Common Stock for Services, December 2008	30,000	$900					900
Net loss, December 31, 2008						(315,263)	(315,263)
Balance, December 31, 2008	77,004,589	$7,215,381	-	-	(9,000)	(7,530,871)	(324,490)

The accompanying notes are an integral part of these financial statements.

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2009	30,000	$1,200					1,200
Issuance of Common Stock for Services, June 2009	30,000	$1,200					1,200
Adjustment to Treasury Shares on June 30, 2009		$(9,000)			9,000		-
Addition to Treasury Shares September 30, 2009					(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	$12,500					12,500
Issuance of Common Stock for Cash, August 2009	100,000	$5,000					5,000
Issuance of Common Stock for Services, August 2009	100,000	$7,000					7,000
Issuance of Treasury Shares for Services August 2009	$220,000						220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	$100,000					100,000
Issuance of Treasury Shares for Services October 2009	$72,885	2,115					75,000
Net loss, December 31, 2009						(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	$7,626,166	-	-	(2,502)	(8,436,160)	(812,496)
Issuance of Common Stock for cash January 2010	400,000	$20,000					20,000
Issuance of Common Stock for cash February 2010	800,000	$40,000					40,000
Issuance of Common Stock for services February 2010	480,000	$105,600					105,600
Issuance of Treasury Shares for Services February 2010	$58,731	1,269					60,000
Issuance of Common Stock and Warrants for Cash March 2010	6,250,001	$820,000					820,000
Issuance of Common Stock for cash June 2010	335,000	$53,600					53,600
Issuance of Common Stock for services June 2010	625,000	$100,000					100,000
Issuance of Common Stock for services to Directors June 2010	200,000	$50,000					50,000
Issuance of Common Stock for cash July 2010	471,184	$66,956					66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	$-					-
Issuance of Common Stock for services July 2010	2,005,000	$384,700					384,700
Issuance of Common Stock for cash August 2010	666,400	$94,696					94,696
Issuance of Common Stock for services to Directors August 2010	100,000	$17,000					17,000
Derivative liabilities on Warrants and non-employee options		$(2,312,922)					(2,312,922)
Issuance of Common Stock for services October 2010	500,000	$65,000					65,000
Net Income December 31, 2010						(655,781)	(655,781)
Balance, December 31, 2010	92,936,886	7,189,527			(1,233)	(9,091,941)	(1,903,647)
Issuance of Common Stock for Services	100,000	$25,000					25,000
Issuance of Common Stock for Conversion of Debt April, May and June 2011	21,760,532	$1,039,230					1,039,230
Issuance of Common Stock for Series I warrants April 2011	1,560,000	$174,107					174,107
Issuance of Preferred Stock for accrued salaries August 2011	-	-	100	60,000			60,000
Issuance of Common Stock for Conversion of Debt July 2011	5,415,278	$118,860					118,860
Issuance of Common Stock for Series I warrants July and August 2011	8,541,667	$235,866					235,866
Net Loss for the nine months ended September 30, 2011						(3,423,862)	(3,423,862)
Balance, September 30, 2011	130,314,363	$8,782,590	100	$60,000	$(1,233)	$(12,515,803)	$(3,674,446)

The accompanying notes are an integral part of these financial statements.

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

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990, and have not generated any significant revenues from operations, and there is no assurance of any future revenues.  As of September 30, 2011, we had an accumulated deficit of $12,515,803, cash on hand of $2,960 and a working capital deficit of $1,020,511.  For the nine months ended September 30, 2011, we incurred net losses of $3,423,862.  Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and September 15, 2010 Warrants, as of November 17, 2011, the Company has a total potential obligation to issue up to 203,996,493 shares of common stock upon the exercise of outstanding warrants and options.  The dilutive effect of these potential share issuances greatly impacts our ability to secure new funding.

These factors raise substantial doubt as to our ability to continue as a going concern.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

3.  CRITICAL ACCOUNTING POLICIES

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, derivative liabilities, accounts payable, accrued expenses and short-term debt. The carrying values of the Company’s cash and cash equivalents, accounts payable, accrued expenses and short-term debt approximate their fair values due to their short-term nature. The derivative liabilities are stated at their fair value. See Note 9 for the Company’s assumptions used in determining the fair value of these derivative financial instruments.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  As of September 30, 2011, the Company’s potentially dilutive securities consist of outstanding options and warrants.

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Net income (loss) available to common shareholders	$370,269	$(623,551)	$(3,423,863)	$(1,037,969)

Effect of common stock equivalents
Less: unrealized gain on derivative liabilities – warrant instruments	(606,826)	-	-	-
Net income (loss) adjusted for common stock equivalents	(236,557)	(623,551)	(3,423,863)	(1,037,969)

Denominator:
Weighted average shares - basic	126,378,388	91,331,420	107,572,080	86,886,379

Net income (loss) per share – basic	$0.00	$(0.01)	$(0.03)	$(0.01)

Dilutive effect of common stock equivalents:
Outstanding options/ warrants	99,468,435	-	-	-

Denominator:
Weighted average shares – diluted	225,846,823	91,331,420	107,572,080	86,886,379

Net income (loss) per share – diluted	$(0.00)	$(0.01)	$(0.03)	$(0.01)

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

5. CONVERTIBLE NOTES

On September 15, 2010, Biomoda, Inc. entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold in a private placement transaction (the “Financing”) for $500,000 in cash (i) $560,000 in principal amount of convertible notes (“Notes”) that matured on August 31, 2011, with a conversion price equal to the lesser of $0.25 or 80% of the average of the three lowest daily value weighted average prices (“VWAP”) for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share.

Biomoda paid an origination fee of $15,000 to the Purchasers and an additional $5,000 to the Purchasers for their legal fees, which was treated as a deferred financing cost to be amortized over the term of the Notes.

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

Prior to the Notes’ conversion, the actual number of shares of common stock required to convert the Notes into common stock could not be predicted, and Biomoda could have been required to issue an amount of shares that caused it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and has been bifurcated from the Note and “marked to market” each reporting period through the income statement.

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

The fair value of the warrants and the conversion feature in excess of the principal amount of the Notes of $643,886 was immediately expensed as additional interest expense.   The discount on the Notes was to be accreted to interest expense over their term.

In March 2011, the Company and the Note holders agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of any conversion notice.  This extended look-back period was in effect until April 15, 2011.

During the nine months ended September 30, 2011, the entire Notes’ principal of $560,000, together with accrued interest of $37,519, was converted into 27,175,810 shares of the Company’s common stock.   Upon conversion of the Notes into common stock, the fair value of the derivative liability associated with the Notes’ conversion feature of $560,571 was credited to equity.

During the three and nine months ended September 30, 2011, the Company recognized interest expense of $10,548 and $390,058 related to the accretion and acceleration of the amortization of the debt discount due to the Notes conversion during the period.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6.  COMMON, TREASURY AND SERIES B PREFERRED STOCK

Common Stock

2011 Activity

During the three months ended September 30, 2011, Biomoda issued 4,000,000 shares pursuant to an exercise of Series I warrants in exchange for cash proceeds of $40,000 ($0.01 per share).

During the three months ended September 30, 2011, Biomoda issued 2,500,000 shares pursuant to an exercise of Series I warrants in exchange for cash proceeds of $25,000 ($0.01 per share).

During the three months ended September 30, 2011, Biomoda issued 2,041,667 shares pursuant to a cashless exercise of 3,500,000 Series I warrants.

During the three months ended September 30, 2011, Biomoda issued 5,415,278 common shares related to the conversion of $54,153 of principal and accrued interest.

During the three months ended June 30, 2011, Biomoda issued 21,760,532 common shares related to the conversion of $543,366 of principal and accrued interest.

During the three months ended June 30, 2011, Biomoda issued 1,560,000 common shares related to the exercise of Series I warrants for cash proceeds of $79,872 ($0.051 per share).

During the three months ended March 31, 2011, Biomoda issued 100,000 restricted common shares to Directors. These shares were valued at $25,000 based upon the Company’s stock price of $0.25 per share on the date of grant.

2010 Activity

During the three months ended September 30, 2010, Biomoda issued 1,630,000 common shares to a consultant for services pursuant to a contract.  These shares were valued at $30,700 based upon the Company’s stock price on the date of grant.

During the three months ended September 30, 2010, Biomoda issued 100,000 restricted common shares to directors.  These shares were valued at $17,000 based upon the Company’s stock price on the date of grant.

During the three months ended September 30, 2010, Biomoda issued 1,137,5684 common shares pursuant to the exercise of Series III Warrants for net cash consideration of $161,652 (net of placement fees of $20,361) or $0.16 per shares.

During the three months ended September 30, 2010, Biomoda issued 589,712 common shares pursuant to the cashless exercise of Series II warrants.

During the three months ended September 30, 2010, Biomoda issued 375,000 restricted common shares to employees as additional compensation.  These shares were valued at $75,000 based upon the Company’s stock price on the date of grant.

During the three months ended June 30, 2010, Biomoda issued 335,000 common shares pursuant to the exercise of Series III warrants for net cash consideration of $53,600 ($0.16 per share).

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  COMMON, TREASURY AND SERIES B PREFERRED STOCK (Continued)

Common Stock (Continued)

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

As of September 30, 2011, we had 391,575 treasury shares remaining, acquired at a cost of $1,233, net of the fair value of shares issued from treasury.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6.  COMMON, TREASURY AND SERIES B PREFERRED STOCK (Continued)

Series B Preferred Stock

On August 22, 2011, the board of directors designated a series of Preferred Stock of the Corporation designated as Series B Preferred Stock.  The authorized number of shares of Series B Preferred Stock is 100 shares at a value of $600 per share.  Each share of Series B Preferred Stock provides the holder with voting rights only and entitles the holder to cast such number of votes equal to 0.51% of the total number of votes entitled to be cast at any shareholder meeting of the Company.  The Series B Preferred Stock is not entitled to dividends.  The Company has the right to redeem the outstanding shares of Series B Preferred Stock at $600 per share.

During the three months ended September 30, 2011, we issued an aggregate of 100 shares of Series B Preferred Stock (50 shares to each of Maria Zannes, our Chief Executive Officer, and John Cousins, our Chief Financial Officer) in satisfaction of $60,000 of accrued salaries due as of September 30, 2011. .

Other

During the three months ended June 30, 2010, as a consequence of the March 17, 2010, private placement discussed above, Biomoda recorded a charge of $1,570,724 to stockholders' equity resulting from insufficient authorized but unissued shares of common stock to meet all its common share obligations in the event all outstanding common stock equivalents were converted into shares of the Company, which triggered liability accounting for non-employee warrants and options.  On September 16, 2011, Biomoda held its annual meeting of shareholders and among other things, approved an increase in authorized shares to 700,000,000 which enabled Biomoda to meet its common share obligations at that time.

During the three and nine months ended September 30, 2011, as noted above, the convertible notes payable was converted into shares of the Company’s common stock. Accordingly, the Company credited the derivative liability $64,708 and $560,571 to stockholders’ equity for the three and nine months ended September 30, 2011, respectively.

During the three and nine months ended September 30, 2011, as noted above, the Company issued shares of common stock through the exercise of outstanding Warrants. Accordingly, the Company credited the derivative liability associated with the Warrants in the amount of $170,866 and $265,101 to stockholders’ equity for the three and nine months ended September 30, 2011, respectively.

On May 29, 2010, the Company received stockholder approval for an increase in its authorized shares to 150,000,000. With the increase in the Company’s authorized shares to 150,000,000, the circumstances that triggered liability accounting for nonemployee warrants and options were resolved. Accordingly, on May 29, 2010, the Company credited the remaining derivative liability associated with these warrants and options of $1,057,699 to stockholders’ equity.

On September 15, 2010, due to the conversion feature contained in the Notes, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 5 was made through the issuance of Common Stock could not be predicted and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized share amount, which triggered liability accounting for non-employee warrants and options. Accordingly, on September 15, 2010, the Company charged the amount of $19,314 to stockholders' equity.  The conversion of the remaining portion of the Notes on July 13, 2011 into shares of the Company’s common stock eliminated the possibility that Biomoda could exceed its authorized share amount.

See Note 8 for further discussion.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.  STOCK OPTIONS AND WARRANTS

Options

No options were granted during the three or nine months ended September 30, 2011 and 2010, respectively. All options outstanding are fully vested and exercisable, and there was no unrecognized stock-based compensation expense as of September 30, 2011 and 2010, respectively.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at September 30, 2011	108,768	2.34

Outstanding and exercisable options had a weighted average remaining life of 2.72 years and no intrinsic value as of September 30, 2011.  The conversion of the remaining Notes into shares of the Company’s common stock on July 13, 2011, eliminated liability accounting for these non-employee options; however, at that time, the options had a derivative valuation of zero.

Warrants

A summary of the changes in warrants outstanding during the nine months ended September 30, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010*	8,875,001	$0.25
Issued	-	-
Exercised	(11,560,000)	0.01
Warrants issued pursuant to anti-dilution provisions	206,572,724	0.01
Cancelled/expired	-	-
Outstanding at September 30, 2011	203,887,725	0.01

*As a result of the conversion of the Notes, due to contractual provisions contained in the Series I Warrants and the 5-Year Warrants discussed further in Note 8 below, the exercise price of those warrants was reduced from $0.25 per share to $0.01 and the number of shares issuable upon exercise of those warrants increased from approximately 8,875,001 shares to as many as 203,887,725, net of warrants exercised.

As of September 30, 2011, outstanding warrants had an intrinsic value of $2,038,877 and a weighted average remaining contractual term of 3.96 years.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

In March 2010, pursuant to the common stock private placement described in Note 6 above, we issued Series I, II, and III Warrants.  The Series I Warrants were exercisable to initially purchase an aggregate of 6,875,001 shares of the Company’s common stock over a five-year term at an exercise price equal to 125% of the closing price on March 12, 2010, or $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the Series I Warrant.  The Series I Warrants expire on the fifth anniversary of the closing of the Purchase Agreement.  If at any time after the Initial Exercise Date, as such term is defined in the warrant agreement, there is no effective Registration Statement registering the resale of the Warrant Shares by the Holders, then the Series I Warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” A Registration Statement to register the initial amount of Warrant Shares was filed and declared effective on May 6, 2010.

During the nine months ended September 30, 2011, 8,060,000 Series I Warrants were exercised at an price per share of $0.0179 for cash proceeds of $144,872.  Also during the three and nine months ended September 30, 2011, 3,500,000 Series I Warrants were exercised as cashless warrants, which resulted in the issuance of 2,041,667 shares.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES

Series I Warrants

The Company determined that Series I Warrants to initially purchase a total of 6,875,001 shares of common stock issued pursuant to the March 2010 private placement contained provisions that protect holders from declines in Biomoda’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these warrants at inception was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  Accordingly, during the period ended March 31, 2010, the Company charged the amount of $1,780,583 to stockholders' equity.

The Company measured the fair value of these instruments as of September 30, 2011, and recorded an unrealized gain for the three months and an unrealized loss for the nine months ended September 30, 2011 of $457,242 and $1,752,304, respectively. The Company determined the fair values of these securities during the period using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of September 30, 2011:

Common stock issuable upon exercise of warrants	153,887,725
Estimated market value of common stock on measurement date	$0.014
Exercise price	$0.01
Risk-free interest rate (1)	.42%
Warrant lives in years	3.46
Expected volatility (2)	256.41%
Expected dividend yield (3)	None

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.

At September 30, 2011, the derivative liability associated with the remaining Series I Warrants was $2,118,855.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

5-Year Warrants

The Company determined that the 5-Year Warrants issued in connection with the sale of the Notes discussed in Note 5 to initially purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share contain provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price of the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of the 5-Year Warrants was recognized as a derivative warrant instrument and will be measured at fair value at each reporting period.  Accordingly, on September 15, 2010, the Company established a derivative liability for the 5-Year Warrants of $492,518.

The Company measured the fair value of these instruments as of September 30, 2011, and recorded an unrealized gain for the three months and an unrealized loss for the nine months ended September 30, 2011, of $149,584 and $537,347, respectively. The Company determined the fair values of these securities using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of September 30, 2011:

Assumptions at September 30, 2011
Common stock issuable upon exercise of warrants	50,000,000
Estimated market value of common stock on measurement date	$014
Exercise price	$.01
Risk-free interest rate (1)	.42%
Warrant lives in years	3.96
Expected volatility (2)	256.41%
Expected dividend yield (3)	None

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of one year.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.

At September 30, 2011, the derivative liability associated with the 5-year Warrants was $692,776.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

Convertible Notes

On September 15, 2010, due to the conversion feature, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 5 was made through the issuance of Common Stock could not be predicted, and Biomoda could have been required to issue an amount of shares that caused it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the Notes and “marked to market” each reporting period through the income statement.

The fair value of the Notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.  Accordingly, on September 15, 2010, the Company established a derivative liability for the Notes of $651,368.  The derivative liability related to the Notes had a carrying value of $741,589 at December 31, 2010.

During the nine months ended September 30, 2011, all of the Convertible Notes, together with accrued interest, had been converted into stock. The Company measured the fair value of the instruments as of July 13, 2011, and recorded an unrealized loss for the three months and an unrealized gain for the nine months ended September 30, 2011 of $29,570 and $181,017, respectively.

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

As of July 13, 2011, upon conversion of the remaining portion of the Notes, the circumstances that triggered liability accounting for the outstanding non-employee options no longer apply and those options had no derivative value at that date.

Activity for derivative instruments during the three months ended September 30, 2011, was as follows:

	Balance at June 30, 2011	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at September 30, 2011
Derivative warrant instruments – Series I	$2,746,963	$(170,866)	$(457,242)	$2,118,855
Derivative warrant instruments –5-year Warrants issued with Notes	842,360	-	(149,584)	692,776
Derivative instrument – convertible debt	35,138	(64,708)	29,570	-
Derivative option instruments	1,848		(1,848)	-
Total	$3,626,309	$(235,574)	$(579,104)	$2,811,631

Activity for derivative instruments during the nine months ended September 30, 2011, was as follows:

	Balance at December 31, 2010	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at September 30, 2011
Derivative warrant instruments – Series I	$597,528	$(265,101)	$1,786,428	$2,118,855
Derivative warrant instruments –5-year Warrants issued with Notes	189,553	-	503,223	692,776
Derivative instrument – convertible debt	741,589	(560,572)	(181,017)	-
Derivative option instruments	5,975	-	(5,975)	-
Total	$1,534,645	$(783,736)	$2,102,659	$2,811,631

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurements at September 30, 2011
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2011
Derivative warrant instruments	$--	$--	$2,811,631	$2,811,631
Derivative option instruments	--	--	--	--
Conversion Note feature	--	--	--	--
Total	$--	$--	$2,811,631	$2,811,631

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended September 30,
	2011	2010
Beginning balance	$(3,626,309)	$(1,834,834)
Total gains/(losses)	579,104	749,982
Settlements	235,574	-
Additions	-	(1,163,201)
Transfers	-	-
Ending balance	$(2,811,631)	$(2,248,053)
Change in unrealized losses included in earnings relating to derivatives still held as of September 30, 2011 and 2010	$579,104	$(749,982)

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

	Significant Unobservable Inputs (Level 3) Nine Months Ended September 30,
	2011	2010
Beginning balance	$(1,534,645)	$-
Total gains/(losses)	(2,102,659)	1,208,756
Settlements	783,786	1,507,699
Additions	-	(4,964,508)
Transfers	-	-
Ending balance	$(2,811,631)	$(2,248,053)
Change in unrealized losses included in earnings relating to derivatives still held as of September 30, 2011 and 2010	$(2,102,659)	$(1,208,750)

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

11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events from September 30, 2011, through the issuance date of this report, and there are no other material events to report.

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

We are developing a product line of assays for a variety of cancers based on adaptations of this technology. While we believe the technology has great potential as a cancer screening tool for large populations, the true breakthrough may be its potential as a non-invasive diagnostic for multiple cancers. Our first product, trademarked under the name CyPath®, is an assay for the detection of early-stage lung cancer. Lung cancer represents a large market with unmet diagnostic needs.

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations. There is no assurance of any future revenues. As of September 30, 2011, Biomoda had an accumulated deficit of $12,515,803 and a working capital deficit of $1,020,511. For the nine months ended September 30, 2011, we incurred net losses of $3,423,862. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures.

These factors create a substantial doubt as to our ability to continue as a going concern.

On September 16, 2011, Biomoda held an Annual Meeting of Shareholders at which a majority of shareholders elected John J. Cousins, Maria Zannes, Lewis White and David Lambros to the board of directors, approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 700,000,000, and ratified the appointment of GBH CPAs, PC as the Company’s independent registered public accounting firm as our auditors.

The increase in authorized shares was necessitated by contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and the September 15, 2010, Warrants and Convertible Debt, which carry a total potential obligation to issue up to 203,996,493 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees.

Plan of Operation

We are currently considering several options to raise sufficient capital to meet operating expenses.  Assuming we receive additional funding, our plan of operation for the next 18 to 24 months is to complete research to optimize the CyPath® diagnostic assay, conduct the pivotal clinical trial and submit clinical study results to the U.S. Food and Drug Administration ("FDA") for a Class III approval of the CyPath® assay as a medical device for the detection of lung cancer.  Completed in the first quarter of 2011, the pilot clinical study showed that CyPath® is a significant new biomarker for lung cancer.  The pilot study demonstrated CyPath®’s ability to discriminate between cancer and non-cancer cohorts by identifying and quantifying cellular characteristics that differ between groups of individuals at high risk for developing cancer and those who already have the disease.  Sensitivity of the assay was determined at 77% with specificity at 58% (accounting for patient factors) and an overall accuracy of 81.3% in the ability to correctly classify groups of study participants into the cancer or high-risk cohorts.  A Receiver Operating Characteristic (“ROC”) analysis of the sensitivity and specificity was shown to have an associated “p value” of less than .001, resulting in a statistically significant finding of CyPath®’s ability to discriminate between high-risk and cancer groups.  The pilot clinical trial consisted of two cohorts: patients with a confirmed diagnosis of cancer that had not begun treatment for the disease and high-risk participants, including military veterans in New Mexico, with a history of heavy smoking.

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

On November 2, 2011, we filed an application for a new U.S. Patent.  It is a Utility Patent describing systems and methods for an innovative stable, narrow-band light source to excite fluorophores such as TCPP.  This narrow-band fluorophore exciter will increase the accuracy, sensitivity and specificity of the CyPath® diagnostic assay for lung cancer in both epifluorescent microscopy and flow cytometry.

We have submitted an application for a Small Business Innovation Research (SBIR) grant in response to National Institutes of Health solicitation PHS 2012-1 #309: “Development of Low-Cost, Small Multi-Analyte Technologies for Cancer Diagnosis, Prognosis and Early Detection” to implement this new light source as part of our optimization work and initiatives.

We have submitted an application for a second SBIR grant in response to National Institutes of Health solicitation PHS 2012-1 #309: “Development of Low-Cost, Small Multi-Analyte Technologies for Cancer Diagnosis, Prognosis and Early Detection,” to develop and refine a liquid-based assay for flow cytometry, also as part of our optimization work and initiatives to increase the accuracy of our assay before we launch the larger pivotal clinical trial.  In this SBIR grant application we are collaborating with a leading molecular profiling and diagnostics company.

Our diagnostic test can be adapted for use on other tissue and body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, bladder, oral and colorectal.  Toward that end, we are developing protocols for feasibility studies to adapt the CyPath® technology for the identification and analysis of circulating tumor cells and the diagnosis of breast and cervical cancer.

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

On November 2, 2011, we filed an application for a new U.S. Patent.  It is a Utility Patent describing systems and methods for an innovative stable, narrow-band light source to excite fluorophores such as TCPP.  This narrow-band fluorophore exciter will increase the accuracy, sensitivity and specificity of the CyPath® diagnostic assay for lung cancer in both epifluorescent microscopy and flow cytometry.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®, and the World Intellectual Property Organization has registered Biomoda as a world trademark as of November 10, 2010.

RESULTS OF CONTINUING OPERATIONS

We have recorded no significant revenue from inception through September 30, 2011.

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended September 30, 2011 and 2010

REVENUE.  As of September 30, 2011, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $13,471 for the three months ended September 30, 2011, from $118,122 for the three months ended September 30, 2010 due to our limited funding. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $167,738 for the three months ended September 30, 2011, from $578,637 for the three months ended September 30, 2010.  The decrease was primarily related to decreased stock issuances for services in 2011. We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants, options and convertible note instruments.  Interest expense decreased for the three months ended September 30, 2011, to $22,889 from $673,477 for the three months ended September 30, 2010. This decrease is attributable to the accelerated amortization of the discount on the convertible notes issued on September 15, 2010 due to their conversion into common shares during the 2011 period.  Also, during the three months ended September 30, 2011, we recognized an unrealized non-cash gain from the decrease in the fair value of the derivative liability related to our outstanding warrants of $606,826, an unrealized gain on decrease in the fair value of the derivative liability related to our non-employee options of $1,848 and an unrealized loss on the increase in fair value of the derivative liability related to the convertible debt of $29,570.

Comparison of the nine months ended September 30, 2011 and 2010

REVENUE.  As of September 30, 2011, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, increased to $234,304 for the nine months ended September 30, 2011, from $277,694 for the nine months ended September 30, 2010. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, decreased to $628,829 for the nine months ended September 30, 2011, from $1,277,701 for the nine months ended September 30, 2010.  The decrease was primarily related to decreased wages due to the completion of the pilot clinical trial in 2011 as well as a reduction in professional fees of $35,000 related to the Final Judgment rendered in the Robins litigation discussed in Note 10 to the financial statements.  We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants and options.  Interest expense decreased for the nine months ended September 30, 2011, to $438,143 from $681,369 for the nine months ended September 30, 2010.  This decrease is primarily attributable to the accelerated amortization of the discount on the convertible notes issued on September 15, 2010, due to their conversion into common shares during the second-quarter 2011 period.  We recognized a gain of $3,000 with the sale of equipment for the nine months ended September 30, 2011, and $2,068 associated with the sale of equipment for the nine months ended September 30, 2010.  Also, during the nine months ended September 30, 2011, we recognized an unrealized non-cash loss from the increase in the fair value of the derivative liability related to our outstanding warrants of $2,289,651 and an unrealized gain on decrease in the fair value of the derivative liability related to our non-employee options and convertible debt of $5,975 and $181,017 respectively.

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

Contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and the September 15, 2010, Warrants and Convertible Debt, carry a total potential obligation to issue up to 213,996,493 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees. That obligation exceeded the Company’s 150,000,000 authorized shares of common stock. Consequently, shareholders were asked to approve an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 700,000,000. A majority of shareholders approved the amendment at the Annual Meeting of Shareholders on September 16, 2011.

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

On September 28, 2011, Biomoda filed a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) for the resale of up to 206,387,725 shares of our common stock, including 203,887,725 shares of common stock issuable upon exercise of outstanding common stock purchase warrants currently exercisable at $0.01 per share.  The selling stockholders may sell common stock from time to time in the principal market on which the stock is traded at the prevailing market price or in negotiated transactions. The selling stockholders may be deemed underwriters of the shares of common stock which they are offering.

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

Product development expenditures, including personnel expense and general and administrative expense were $230,730 for the three months ended September 30, 2011.  Funds for operations, product development and capital expenditures were provided from the sale of company stock, warrants and a convertible debenture.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Biomoda currently is insolvent and will remain insolvent until new funding is secured. The Company is investigating all means of funding, including restructuring. Management believes that Biomoda’s technology is sound and can be developed to commercialization if funding for research and clinical trials can be secured.  Management continues to work without pay to procure investment, and the Company is in conversations with several investment funds to resolve the current financial situation and continue forward with technology and commercial development.  Biomoda currently has obligations of approximately $1,000,000.  The anticipated capital needs for the next 12 months are $2,000,000, for a total capital raise of $3,000,000.  This amount is planned to fund the optimization work leading to the pivotal trial.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of fiscal year 2010.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, September 30, 2011.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

CHANGES IN CONTROLS AND PROCEDURES

No significant changes were made to improve our internal controls over financial reporting during the three months ended September 30, 2011.  We have implemented checklists for beginning-of-month, mid-month and end-of-month activities which are reviewed by management.  Management continues to address the deficiencies in our control and procedures.  We have hired a CPA firm, to help oversee accounting, create financial statements and liaison with auditors.  We have completed an Accounting Manual and Employee Manual and implemented a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011, for $35,000, with post judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal.

Item 2.  CHANGES IN SECURITIES

Registered Securities Sales

Warrant holders exercised 10,000,000 warrants during the three months ended September 30, 2011.

Unregistered Security Sales

Beginning in April 2011 and continuing through July 2011, the holders of the Notes converted Note principal amounts to common shares at conversion prices ranging from $0.0512 per share to $0.01.

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

Dated: November 18, 2011
	By:	/s/ Maria Zannes
Maria Zannes Chief Executive Officer
/s/ John J. Cousins
John J. Cousins
President and Chief Financial Officer (Principal Accounting Officer)