Form 10-K
period 2011-12-31
BIOMODA INC/NM
filed 2012-04-23
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 333-90738

BIOMODA, INC.
(Exact name of registrant as specified in its charter)

NEW MEXICO	85-0392345
(State of incorporation)	(IRS Employer Identification No.)

609 Broadway NE, Albuquerque, New Mexico 87102
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2011, based upon the closing price of the registrant’s common stock on that date was $1,337,052.

The number of issuer’s shares of Common Stock outstanding as of April 18, 2012, was 175,863,963 shares.

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

The Company has laboratories and offices at 609 Broadway NE, in Albuquerque, New Mexico, that are used for corporate operations and research and development activities. The mailing address is 609 Broadway NE, Albuquerque, NM 87102. The telephone number is (505) 821-0875.  Our website is www.biomoda.com.

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

Customers

Sales will be driven by physician referrals. Our initial marketing strategy is focused on creating a high profit margin on a relatively low-cost product that will benefit Biomoda and its strategic laboratory partners. This model offers significant economic incentives for our customers and partners to adopt the Biomoda technology.

The Company is establishing visibility and credibility within the medical community by actively raising awareness of our CyPath® assay. Biomoda has begun coordinated scientific collaborations and will follow completion of clinical testing by publishing results in research and clinical journals and presenting our findings at medical conferences. Biomoda is currently working with Christiana Care Health Services in Newark, Delaware, Waterbury Pulmonary Associates in Waterbury, Connecticut, Radiology Associates of Albuquerque in Albuquerque, New Mexico, the University of Texas Health Science Center at San Antonio in San Antonio, Texas, and the Saccomanno Research Institute at St. Mary’s Hospital and Medical Center in Grand Junction, Colorado. The Company hopes to engage in collaborations and collaborative studies with preeminent lung cancer researchers throughout the world. In 2011, Biomoda joined the Early Detection Research Network, an initiative of the National Cancer Institute at the National Institutes of Health, which provides an opportunity to collaborate with other researchers focused on the development of molecular technologies for the screening, early diagnosis and target-based treatment of cancer.

The Company will use detailing agents (specialized sales agents) to provide direct marketing efforts to physicians.

The Company’s proprietary Intellectual Property will be protected by using Biomoda clinical laboratories and through active, licensed-based strategic partnerships with national and international reference laboratories with emphasis on identifying laboratory partners that have business relationships with provider networks. This will enable us to develop strategic relationships with customer groups who have formal relationships with those who drive sales.

Competition

There is no commercial early lung cancer diagnostic on the market today.  In November, 2011, the National Comprehensive Cancer Network (NCCN) issued guidelines for use of low-dose spiral computed tomography (LDCT) to screen for lung cancer in high-risk individuals.  LDCT can be expensive, exposes patients to radioactivity, and can have a false-positive rate of greater than 96% for a single imaging.  Screening must be done as part of a series and with other diagnostic procedures to improve accuracy.  A high false-positive rate can lead to emotional and financial costs associated with false positive results and increases the physical harm to high-risk individuals from surgical resection of benign lesions.  LDCT also is the first step in diagnosis of lung cancer. A more accurate, less costly and less invasive diagnostic is needed to detect lung cancer in the early stages of the disease.

Competition falls into several segments: biomarkers, radiology, genomics, proteomics and methylation. The Company anticipates that CyPath® will be a complement to diagnostic tools described below as well as a stand-alone diagnostic. Biomoda products should be well positioned to work synergistically with new products entering the marketplace.

Biomarkers are used to indirectly identify cellular aberrations and disease. Biomoda’s pilot clinical trial demonstrated that CyPath® is a significant new biomarker for lung cancer. The Company is monitoring the activity of other companies in this space, and we believe our technology offers inherent commercial advantages over other products. CyPath® is cheaper to make, more stable, and simpler to use in the commercial laboratory environment.

Radiology technology including low-dose spiral computed tomography (LDCT), recently received medical attention as the recommended screening tool for individuals at high risk for lung cancer.  Studies reveal a very high (up to 97%) false positive rate in single imaging.  The high false positive rates in detecting lung cancer in heavy smokers using LDCT confirms a need for a simple, non-invasive and inexpensive testing method used in conjunction with LDCT to minimize emotional and financial costs associated with false positive results and lessen physical harm from surgical resection of benign lesions.

Genomics, proteomics and methylation are leading-edge science.  Researchers have recently announced advancement in these technologies and anticipation that diagnostic tests may be available for commercialization with five years. Biomoda believes genomic, proteomic and methylation technologies will be used most often to define an individual’s risk profile for contracting cancer and may work as tools to determine which patients can benefit from Biomoda’s diagnostic technology. Accurate risk stratification is a critical component of any effective screening protocol, and advances in genomics and proteomics are expected to greatly enhance this capability.

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

Patents

Biomoda’s U.S. Patent portfolio includes:
•
U.S. Patent 6,838,248, titled “Compositions and Methods for Detecting Pre-Cancerous Conditions in Cell and Tissue Samples Using 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine” which was issued on January 4, 2005;

•
U.S. Patent 7,384,764, titled “Method for Prognosing Response to Cancer Therapy with 5,10,15,20-Tetrakis (Carboxyphenyl) Porphine” which was issued June 10, 2008 and its Continuation-in-Part patent with the same name, 7,960,138 issued June 14, 2011;

•	U.S. Patent 7,670,799 titled “Method for Making 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine (TCPP) Solution and Composition Comprising TCPP” which was issued on March 2, 2010;

•	Allowed U.S Patent Application 12/715,627 titled “Method for Detecting and Prognosing Pre-Cancerous cells with 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine” filed March 2, 2010; and

•
Pending U.S. Patent Application 12/839,283 titled “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy which was filed on July 19, 2010;

On November 2, 2011, we filed an application for a new U.S. Patent. The Utility Patent describes systems and methods for an innovative stable, narrow-band light source to excite fluorophores such as TCPP. This narrow-band fluorophore exciter will increase the accuracy, sensitivity and specificity of the CyPath® diagnostic assay for lung cancer in both epifluorescent microscopy and flow cytometry.

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

In January 2012, the European Patent Office (“EPO”) granted Biomoda’s patent application for using the proprietary CyPath® technology to detect cancer and pre-cancerous cells in body fluid and tissue samples. Titled “Composition and Methods for Detecting Pre-Cancerous Conditions In Cell And Tissue Samples Using 5, 10, 15, 20-Tetrakis (Carboxyphenol) Porphine,” EPO patent 1364044 is similar to Biomoda’s U.S. patent 6,838,248, which was issued in 2005. Foreign equivalents are now effective in Canada, Mexico, Japan, Australia and Europe.

Biomoda filed Patent Cooperation Treaty (“PCT”) Application PCT/US10/42482 titled “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” on July 19, 2010. The PCT process provides a standard patent application for the countries that are signatories to the treaty.

Biomoda owns U.S. registrations for the marks CyPath®, CyDx® and “Biomoda.” The Company has also received registrations for the marks Biomoda®, CyPath® and CyDx® in the European Union, and the World Intellectual Property Organization has registered “Biomoda” as a world trademark as of November 10, 2010.

Suppliers

The Company has identified several suppliers for all key components of our lung cancer diagnostic assay that can provide sufficient quantities for commercialization of the assay. Discussions continue with these suppliers based on the current stage of our development.

Research and Development Activities

Biomoda’s research is undertaken in collaboration with universities, scientists, research institutions, and medical facilities domestically. The Company is working toward further research and clinical trials which Biomoda anticipates will expand upon current and future collaborations. Biomoda’s diagnostic test can be used for other tissue and body fluid samples, and Biomoda intends to create and market products to diagnose and screen for other prevalent cancers, including breast, cervical, CTC, bladder, oral, colorectal and prostate. Toward that end, Biomoda anticipates developing protocols and assembling a study team for feasibility studies on the use of CyPath® to address other cancers.

The Company plans to complete internal optimization studies prior to launching the pivotal clinical study to enhance the commercial utility of the CyPath® diagnostic assay. This research and development (“R&D”) includes automation of sample reading, improving methods for the non-invasive collection of sputum samples, advancing understanding and application of fluorescent microscopy in relation to its ability to identify cancer cells, and developing strategies to enter the European market, including filing for approval of a CE mark. Optimizing the assay and automating the process for reading CyPath®-labeled cells will lead to lower cost and greater accuracy in a high-throughput clinical setting. This research will be supported by cooperative agreements between the Company and major medical and scientific research institutions with the assistance of medical and scientific experts on our research team.

Employees

As of December 31, 2011, the Company had four full-time employees. Biomoda has contracts for services on various projects on an ongoing or as-needed basis.

Maria Zannes is Chief Executive Officer and Chairman of the Board. Ms. Zannes has more than 30 years of management experience in business and industry. After serving as President of the Energy Recovery Council, a national waste-to-energy trade group in Washington, D.C., for 10 years, Ms. Zannes began a consulting practice for private clients in the medical, environmental and energy industries. She is a research associate with Columbia University Earth Engineering Center and co-founder of two research centers at Columbia. Ms. Zannes is a director and founder of American Homecoming Foundation, a non-profit organization directed at helping homeless veterans. Previously, she worked as General Manager for ECOS Corporation, a subsidiary of Burlington Environmental, and Project Manager for Wheelabrator Technologies, Inc., a subsidiary of Waste Management. Ms. Zannes began her career as a journalist before joining the office of Congressman Charles Wilson (D-Texas) as legislative aide and press secretary. Ms. Zannes is licensed to practice law in New Mexico and is an inactive member of the Washington State Bar Association.

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

Timothy Peter Zannes is Vice President and General Legal Counsel and Corporate Secretary. Mr. Zannes holds a law degree from the University of New Mexico, is a member in good standing of the New Mexico Bar and contributes 19 years experience as a lawyer.

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

Contracts

The Company has contracted with Medi-Pharm Consulting, LLC, of New York, New York, for strategic business development and growth services.  Medi-Pharm Consulting is a strategic business company whose team consists of the experienced and respected professionals in the healthcare industry who together represent more than 100 years of experience involving pharmaceuticals, biotechnology, healthcare services and technology, medical devices and equipment.  Medi-Pharm will assist the Company with strategic partnerships and positioning for investment and growth.

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

The Company has contracted with Christiana Care Health Services of Newark, Delaware, for the services of Thomas L. Bauer, MD, thoracic surgeon and cancer researcher, to be the national Principal Investigator (“PI”) overseeing the Biomoda clinical studies for early lung cancer detection. Dr. Bauer has led several lung and esophageal cancer studies. Dr. Bauer partners with Dr. Lara Patriquin, a diagnostic radiologist in Albuquerque, who is serving as the local PI for the Company’s clinical studies.

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

The Company has signed a Memorandum of Understanding with the University of Texas Health Science Center at San Antonio in San Antonio, Texas, to collaborate on research to optimize the CyPath® assay.

The Company has contracted with Integritas, LLC of San Antonio, Texas, for business development in the state of Texas.

The Company has contracted with Patrick Sweeney of Cleveland, Ohio, for business development in the state of Ohio.

The Company has retained Sichenzia Ross Friedman & Ference, LLP in New York, New York, to provide legal counsel on securities law and SEC-related matters.

Pilot Clinical Study Update

Biomoda is seeking U.S. Food and Drug Administration (“FDA”) approval of its cytology-based diagnostic technology as a Class III medical device under the Pre-Market Approval ("PMA") process.

An early-stage lung cancer screening program for New Mexico veterans based on the Biomoda technology was funded by the New Mexico State Legislature and administered by the New Mexico Department of Veterans Services and the New Mexico Institute of Mining and Technology. The screening program, the first large-scale study of Biomoda’s CyPath® investigational-use-only (not yet FDA-approved) diagnostic, was the foundation of the pilot clinical trial. Biomoda received full payment of a government contract for reimbursement of research and development costs of $1.3 million for fiscal year ended June 30, 2009, related to this study.

On March 5, 2009, the Company received approval for the pilot clinical trial from an independent Institutional Review Board ("IRB"). Biomoda’s cytology-based diagnostic technology had previously shown 100 percent sensitivity and 100 percent specificity during internal testing on a small sample of patients.

Thomas L. Bauer, MD, cancer researcher and chief thoracic surgeon with the Christiana Care Health System in Delaware, is the national Principal Investigator (“PI”) overseeing the pilot clinical study. Dr. Bauer has led several lung and esophageal cancer studies.  Dr. Bauer is working with Lara Patriquin, MD, a diagnostic radiologist in Albuquerque, who serves as the Albuquerque PI for the pilot clinical study, and David Hill, MD, the PI for the site in Waterbury, Connecticut. The team of experts that worked with Biomoda on the clinical study included representatives from Quintiles, RCRI and Radiology Associates of Albuquerque. The New Mexico Department of Veterans Services and Black Veterans Association of New Mexico assisted with outreach and recruitment.

Study participants provided deep-lung sputum samples to be screened for the presence or absence of cancer cells. Sputum samples were processed onto microscope slides and incubated in the CyPath® labeling solution which binds to cancer cells. Cells on the slides labeled with CyPath® were analyzed under a microscope for unique fluorescent signature and intensity. Sample adequacy was determined by Pap stain analysis, and study participants underwent CT scans which were read by independent radiologists under the International Early Lung Cancer Action Program (“I-ELCAP”) Enrollment and Screening Protocol. Results based on analysis of the sputum samples labeled with the investigational CyPath® assay in the Biomoda lab were compared to the CT scan diagnostic results of high-risk participants and CT scan and other diagnostic results of cancer patients.

Veterans recruited for the pilot study were “20 pack year” smokers, individuals who have smoked the equivalent of one pack a day for 20 years or two packs a day for 10 years. In September 2009, Biomoda added a longitudinal component to the pilot clinical trial, which will provide additional data on the efficacy of the Biomoda diagnostic. The pilot clinical study focused on screening military veterans because they may be at least 25 percent more likely to develop lung cancer and die from the disease than the general population, according to a U.S. Department of Defense report.

The pilot clinical trial also included analysis of a cohort of patients with a confirmed diagnosis of lung cancer who had not yet begun treatment for the disease. Biomoda contracted with Christiana Care Health Services and Waterbury Pulmonary Associates Research for sputum sample procurement for the clinical trial’s positive control group. In October 2010, Biomoda reopened patient enrollment and sample collection for the cancer cohort of the pilot study after comprehensive analysis by the medical team of CT scans of patients revealed that some patients enrolled in the study who were suffering from recurrence of lung cancer did not display tumors inside the lung cavity as required by the study protocol.

Enrollment and sample collection for the positive control cohort was completed in February 2011. Top-line results for the pilot study released on March 30, 2011, demonstrated that CyPath® is a significant new biomarker for lung cancer. Sensitivity of the assay was determined at 77% with specificity at 58% accounting for patient factors, and an overall accuracy of 81.3% in the ability to correctly classify groups of study participants into the cancer or high-risk cohorts.  A Receiver Operating Characteristic (ROC) analysis of the sensitivity and specificity was shown to have an associated “p value” of less than .001, resulting in a statistically significant finding of CyPath®’s ability to discriminate between high-risk and cancer groups. Complete data from the pilot study has been submitted for publication in accordance with standard peer review. Dr. Bauer expects to present findings and results at appropriate medical conventions and events.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the  Public Reference Room of the Securities and Exchange Commission (“SEC”) at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. The Company’s headquarters are located at 609 Broadway NE, Albuquerque, New Mexico. Its telephone number is (505) 821-0875. The mailing address is 609 Broadway NE, Albuquerque, NM 87102.

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

Costs of complying with regulatory and legislative matters such as the Clinical Laboratory Improvement Amendments (“CLIA”), which regulates the quality and reliability of medical testing in the United States, and changes to regulations governing FDA approval of clinical devices, as well as adverse changes in zoning laws, tax laws, or other laws affecting the medical and diagnostic industry may prove to be a major obstacle, with respect to both time and costs, in the Company's research and development.

The timing of regulatory filings and approvals, if any, for the Company's products are made less certain by the Company’s intention to market its products throughout the world. Numerous regulatory agencies regulate the sale of diagnostic and therapeutic products, and these agencies may be affected or influenced by criteria materially different than those of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory agencies or the domestic politics of the countries involved. Biomoda has not applied for and does not now have the approval of any foreign country to sell our products for diagnostic or therapeutic use.

Our products are subject to FDA approval and to post-approval FDA reporting requirements.

ITEM 2. PROPERTIES

The Company’s Research and Development facilities are located in Albuquerque, New Mexico, under a month-to-month lease at approximately $3,700 per month. R&D is housed in approximately 1,300 square feet that includes two state-of-the-art laboratories, where primary research, assay validation and pre-clinical work was conducted, and four administrative offices. Pending additional financing, Biomoda will expand its laboratory facilities in 2012 in order to provide reproducibility for our clinical pivotal trial and thereafter as needed to respond to research and sales demand. For the expanded development phase, no manufacturing facilities will be needed. For the production phase, Biomoda plans to utilize contract manufacturers and suppliers and expects to expand to allow for the manufacture of patient collection kits as appropriate.

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

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011, for $35,000, with post-judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed, and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal. We intend to pursue collection of the judgment.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s stock began trading on November 21, 2006, on the OTC Bulletin Board under the symbol "BMOD" and closed on December 31, 2011, at $0.011 per share.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2010
	High	Low
First Quarter	$0.47	$0.18
Second Quarter	$0.31	$0.14
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.18	$0.06

	Fiscal Year 2011
	High	Low
First Quarter	$0.27	$0.06
Second Quarter	$0.10	$0.02
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.02	$0.01

Holders of our Common Stock

As of March 15, 2012, the Company estimates that there were approximately 2,100 shareholders.

Dividends

Biomoda has never paid cash dividends on our Common Stock and does not anticipate paying cash dividends in the near future.

Stock Option Grants

No stock options were granted in 2011.  Warrants were issued and are detailed in the appropriate section.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Company Overview

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any revenues from operations. There is no assurance of any future revenues. As of December 31, 2011, Biomoda had an accumulated deficit of $9,322,413 and a working capital deficit of $1,352,911. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures. These factors create an uncertainty as to Biomoda’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash of $1,073.

Commercialization of Biomoda’s initial lung cancer assay in the United States will require funding of $10 million for continuing research and development, obtaining regulatory approval and commercialization of our products.  This includes an investment of approximately $2 million to complete optimization programs designed to increase the sensitivity and specificity of its lung cancer assay.   Because Biomoda holds patents in the European Union, the Company plans to pursue a CE Mark in Europe that may provide for commercialization of CyPath® a year or more earlier than anticipated in the United States.  In order to execute our business plan for the next twelve months, the Company needs to obtain funding of $1,000,000 to continue operations and $2,000,000 to fully fund our planned expenditures in 2012.

Funding will be sought from both private and public sources. Management is investigating all options to raise funding to meet our working capital requirements, including non-dilutive government grants and program awards. In the past, Biomoda was successful in obtaining government funding totaling $1.6 million from the State of New Mexico to assist in funding the pivotal clinical trial.  Our strategy includes securing similar non-dilutive funding and we are actively pursuing such funding at the federal and state levels in Ohio, Texas, Kansas and Missouri. There can be no assurance that such funding will be available and we presently have no commitments from parties to provide funding.

The additional capital will be used to continue optimization studies of the CyPath® assay, launch the pivotal clinical trial, prepare the technology for commercialization in the United States and Europe, and expand application of the assay to other cancers.

On March 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) by and between the Company and each purchaser identified on the signature pages thereto (collectively, the “March Purchasers”), pursuant to which Biomoda agreed to sell in a private placement transaction (i) 6,250,001 shares of our common stock, at a purchase price of $0.16 per share (the “Shares”), (ii) Series I warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the warrant. (the “Series I Warrants”), (iii) Series II warrants to purchase up to an additional 3,750,001 shares of common stock, subject to adjustment as described in the related warrant agreement, on an automatic cashless exercise basis with an exercise price of $0.01 per share (the “Series II Warrants”), and (iv) Series III warrants to purchase an additional 6,250,001 shares of common stock with an exercise price of $0.16 per share (the “Series III Warrants” and together with the Series I Warrants and the Series II Warrants, the “Warrants”).

The Company received aggregate gross proceeds of $1,000,000 (net proceeds of $820,000 after the fees discussed below) from the sale of the Shares and the Warrants. The Shares and the shares of common stock issuable upon exercise of the Warrants are registered pursuant to a registration statement filed with the SEC (the “Registration Statement”) on April 9, 2010.

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

On June 22, 2010, the Company filed an Amended Form S-1 Registration Statement to cover 7,500,001 shares pursuant to the Purchase Agreement by and between the Company and the March Purchasers, pursuant to which Biomoda agreed to sell in a private placement transaction (i) 625,000 shares of our common stock, at a purchase price of $0.16 per share, and (ii) Series I warrants to purchase an additional 6,875,001 shares of common stock with an exercise price of $0.25 per share, subject to adjustment as further described below. The Amended Form S-1 Registration Statement became effective June 30, 2010.

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

During the third quarter of 2010, the Company issued common shares pursuant to the cashless exercise of 589,712 Series II Warrants, and as of December 31, 2010, no Series II Warrants remain outstanding. On August 6, 2010, the Series III Warrants expired without exercise.

During the three months ended June 30, 2011, Biomoda issued 1,560,000 common shares related to the exercise of Series I warrants for cash proceeds of $79,872 at a diluted exercise price of $0.0512 per share.

During the three months ended September 30, 2011, Biomoda issued 6,500,000 shares pursuant to an exercise of Series I warrants in exchange for cash proceeds of $65,000 at a diluted exercise price of $0.01 per share.

During the three months ended September 30, 2011, Biomoda issued 2,041,667 shares pursuant to a cashless exercise of 3,500,000 Series I warrants.

As of December 31, 2011, the Company had 153,887,725 Series I Warrants outstanding due to the anti-dilution protection provisions.

On September 15, 2010, Biomoda, Inc. entered into a securities purchase agreement with two institutional investors (collectively, the “September Purchasers”), pursuant to which the Company sold in a private placement transaction (the “Financing”) for $500,000 in cash (i) $560,000 in principal amount of convertible notes (“Notes”), that matured on August 31, 2011, with a conversion price equal to the lesser of $0.25 or 80% of the average of the three lowest daily VWAPs for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share. The Notes also include provisions that protect the holders from declines in the Company’s stock price. The interest rate is 10% per annum and accrues until either the maturity date or conversion of the Notes into shares of Biomoda common stock.

The September Purchasers contacted the Company to notify it of their intention to convert their Notes at the VWAP price that at the time of contact was calculated at $0.0501, and on March 11, 2011, the Company and the September Purchasers agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of conversion.  The subsequent conversions of the Note took place between April 1, 2011 and July 12, 2011 at which time the Note was fully converted and extinguished.

Beginning on April 1, 2011 and continuing through July 12, 2011 the September Purchasers exercised their conversion rights in their Notes.  Due to the price protection provision in the Notes, the exercise price of each conversion was reduced.  The exercise price of the conversion on April 1, 2011 was at $0.0501 per share and the exercise price of the final conversion on July 12, 2011 was at $0.01 per share.  All of the outstanding convertible notes and interest were converted as of July 12, 2011, resulting in a total issuance of 27,175,810 common shares.

As of December 31, 2011, the Company had 50,000,000 5-Year Warrants outstanding due to the anti-dilution protection provisions.

On September 28, 2011, Biomoda filed a Form S-1 Registration Statement with the SEC for the resale of up to 206,387,725 shares of our common stock, including 203,887,725 shares of common stock issuable upon exercise of outstanding common stock purchase warrants currently exercisable at $0.01 per share.  This S-1 registration statement was declared effective on October 11, 2011. The selling stockholders may sell common stock from time to time in the principal market on which the stock is traded at the prevailing market price or in negotiated transactions. The selling stockholders may be deemed underwriters of the shares of common stock which they are offering.

In November 2011, the Company filed two applications for funding under the Small Business Innovation Research (“SBIR”) program, a federal program that provides support for research and development of new or improved technologies with the potential to succeed as commercial products. If our applications are approved, any SBIR funding will be used to continue our optimization research to increase the sensitivity and specificity of the CyPath® assay for the detection and diagnosis of lung cancer in its early stages. The SBIR proposals are focused on adapting the CyPath® technology to a liquid-based assay that can be read in a flow cytometry system and refining the use of fluorescent microscopy to stabilize the mechanism that excites the active ingredient in CyPath®.

Overall, the Company decreased its cash position by $247,697 for the year ended December 31, 2011 (compared to a increase in its cash position of $228,729 for the year ended December 31, 2010), resulting from $366,329 used in the Company’s operating activities (compared to $1,237,675 of cash used in 2010), $54,161 used in the Company’s investing activities (compared to $72,521 used in 2010), and $172,793 in cash provided by financing activities (compared to $1,538,925 provided in 2010).

Cash Flows from Operating Activities - Net cash used in operating activities of $366,329 for the year ended December 31, 2011, decreased primarily due to the reduction of the Company’s operations in 2011 due to the limited cash holdings of the Company.

Cash Flows from Investing Activities - Net cash used in investing activities of $54,161 for the year ended December 31, 2011, decreased due to payments for equipment, patents and trademarks.

Cash Flows from Financing Activities - Net cash provided by financing activities of $172,793 for the year ended December 31, 2011, decreased primarily due to the proceeds from issuances of common stock and proceeds from issuance of convertible short term debt during the prior year.

Results of Continuing Operations

Biomoda has recorded no significant revenue from inception through December 31, 2011.

Operating expenses decreased by $828,776 to $1,154,762 during the year ended December 31, 2011, compared to $1,973,538 for the year ended December 31, 2010. This decrease was primarily due to decreased payroll, investor relations and public relations costs during 2011.

General and administrative expenses consist of expenses for executive and administrative personnel, facilities, consulting services, travel and general corporate activities. The decrease of these costs resulted from decreased payroll, investor relations and public relations costs. The Company expects general and administrative costs to increase in the future as our business matures and develops. Such costs were primarily funded through the issuance of our common stock and debt to conserve our cash resources.

Research and development expenses consist primarily of personnel expenses, consulting fees and lab expenses. Research and development costs decreased by $155,584 due to the completion of the pilot clinical study.  Biomoda believes that continued investment in product development is critical to attaining our strategic objectives and, as a result, expects product development expenses to increase significantly in future periods. Biomoda expenses product development costs as they are incurred.

Professional fees decreased from $260,933 in 2010 to $122,655 in 2011 due to decreased legal and other professional fees during 2011.

Other income (expense) decreased to $924,290 in 2011 compared to an expense of $1,317,757 in 2010.  Other income (expense) consists of interest, unrealized gains/losses on derivative liabilities and other income and expense. Interest expense decreased to $456,666 in 2011 from $851,621 in 2010. The decrease in interest expense was primarily related to the accretion of the discount on the Notes issued in September 2010, as well as the immediate expensing of $643,886 as additional interest expense in 2010, which represented the amount by which the fair value of the warrants issued in connection with the Notes and the Notes conversion option exceeded the principal amount. The Company also recognized $1,371,896 of unrealized (noncash) gain associated with the change in the fair value of the warrant and conversion derivative liabilities discussed above. There was $0 in Other Income in 2011 as compared to $244,479 in federal grant funding received by the Company under IRC section 48D in 2010 and which related to research and development expenses incurred during the Company’s 2009 fiscal year.

The Company had a net loss of $230,472 or $0.00 loss per share, and a net loss of $655,781 or $0.01 loss per share, for the years ended December 31, 2011 and 2010, respectively, due to items discussed above.

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

Research and Development

Research and development costs are charged to operations as incurred. The Company incurred approximately $255,000, $411,000 and $3,387,000 of research and development expenses (after study reimbursements) for the years ended December 31, 2011 and 2010, and for the period from inception through December 31, 2011.

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
(A Development Stage Company)
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Biomoda, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2011 and 2010 and the period from January 3, 1990 (inception) to December 31, 2011. These financial statements are the responsibility of Biomoda, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from January 3, 1990 (inception) through December 31, 2005 include total revenues and net loss of $23 and $3,101,245, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from January 3, 1990 (inception) through December 31, 2011, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomoda, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years then ended and for the period from January 3, 1990 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 18, 2012

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$1,073	$248,770
Prepaid expenses	1,271	2,708
Deferred charges	-	23,740
TOTAL CURRENT ASSETS	2,344	275,218

Deferred charges	750	16,752
Fixed assets, net of accumulated depreciation of $19,228 and $17,459	10,080	11,849
Patents and trademarks, net of accumulated amortization of $357,013 and $330,163	192,126	161,815
TOTAL ASSETS	$205,300	$465,634
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$506,323	$166,276
Accrued liabilities	404,744	84,149
Advances from stockholders	263,815	228,640
Short-term debt	180,373	112,520
Convertible debt (net of discount of $0 and $461,271)	-	169,942
TOTAL CURRENT LIABILITIES	1,355,255	761,527

LONG-TERM LIABILITIES
Note payable	-	73,109
Derivative liabilities - warrant instruments	32,731	787,081
Derivative liabilities - option instruments	-	5,975
Derivative liabilities - note conversion features	-	741,589
TOTAL LIABILITIES	1,387,986	2,369,281

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Redeemable preferred stock- Series A; no par value; 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share, respectively; no shares issued or outstanding	-	-
Redeemable preferred- Series B; no par value; 100 shares authorized; liquidation and redemption values of $600; 100 shares issued and outstanding	60,000	-
Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 700,000,000 shares authorized; 130,314,363 and 92,936,886 issued and 129,922,786 and 92,545,311 outstanding, respectively	8,080,960	7,189,527
Treasury stock, at cost, 391,575 shares	(1,233)	(1,233)
Deficit accumulated during development stage	(9,322,413)	(9,091,941)
Total stockholders' deficit	(1,182,686)	(1,903,647)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$205,300	$465,634

The accompanying notes are an integral part of these financial statements

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO DECEMBER 31, 2011

	Year Ended December 31,		January 3, 1990 (Inception) to
	2011	2010	December 31, 2011

Revenue	$-	$-	$23

Operating expenses
Professional fees	122,655	260,933	1,615,538
General and administrative	748,431	1,281,440	7,000,739
Research and development, net of grants received	255,057	410,641	3,386,701
Depreciation and amortization	28,619	20,524	384,689

Total operating expenses	1,154,762	1,973,538	12,387,667

Loss from operations	(1,154,762)	(1,973,538)	(12,387,644)

Other income (expense)
Gain on extinguishment of debt	-	-	1,326,028
Gain of sale of assets	3,000	2,188	39,225
Unrealized gain (loss) on derivative liabilities- warrant instruments	712,526	1,993,792	2,706,318
Unrealized gain (loss) on derivative liabilities- option intruments	5,975	18,592	24,568
Unrealized loss on derivative liability-note conversion features	659,371	(90,221)	569,150
Other income	-	244,479	244,479
Interest income	84	548	4,501
Interest expense	(456,666)	(851,621)	(1,849,038)

Total other income (expense)	924,290	1,317,757	3,065,231

Loss before provision for income taxes	(230,472)	(655,781)	(9,322,413)

Provision for income taxes	-	-	-

Net loss	$(230,472)	$(655,781)	$(9,322,413)

Basic and diluted earnings per common share	$0.00	$(0.01)

Basic and diluted weighted average number of common shares outstanding	113,304,382	88,366,234

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 3, 1990
	December 31,		(inception) to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(230,472)	$(655,781)	$(9,322,413)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	28,619	14,691	378,856
Amortization of debt discount	390,058	169,942	560,000
Amortization of deferred financing costs	23,740	5,833	29,573
(Gain)/loss on sale of assets	(3,000)	(2,188)	(4,830)
Stock based compensation	25,000	732,300	3,998,076
Unrealized gain on derivative liabilities - warrant instruments	(712,526)	(1,993,792)	(2,706,318)
Unrealized gain on derivative liabilities - options	(5,975)	(18,592)	(24,567)
Unrealized gain on derivative liabilities - note conversion feature	(659,371)	90,221	(569,150)
Write-off of license fee	-	-	1,250
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Interest expense incurred on issuance of convertible debt	-	643,886	643,886
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,437		1,437
Accounts receivable	-	-	174,222
Other assets	16,002	6,863	37,664
Advances on research grants	-	(25,415)	-
Accounts payable and accrued liabilities	760,159	(205,643)	1,604,524

Net cash used in operating activities	(366,329)	(1,237,675)	(6,478,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	3,000	2,188	6,327
Purchase of equipment	-	(11,872)	(37,443)
Organizational costs	-	-	(560)
Expenditures for patents, trademarks and licenses	(57,161)	(62,837)	(566,136)

Net cash used in investing activities	(54,161)	(72,521)	(597,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	144,872	1,095,253	4,243,008
Proceeds from stockholders' advances	35,175	13,499	224,406
Repayment of line of credit from affiliated entity	-	-	(341,107)
Proceeds/repayments of short-term debt	-	2,369	(104,954)
Proceeds/repayments of convertible short-term debt, net	-	480,000	480,000
Proceeds from line of credit from affiliated company	-	-	2,680,882
Proceeds/repayments of long-term debt, net	(7,254)	(52,196)	(91,226)
Acquisition of treasury stock	-	-	(13,617)

Net cash provided by financing activities	172,793	1,538,925	7,077,392

NET INCREASE IN CASH	(247,697)	228,729	1,073

Cash at beginning of period	248,770	20,041	-

Cash at end of period	$1,073	$248,770	$1,073

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Accrued salaries converted to preferred stock	$60,000	$-	$65,504
Derivative liability incurred through issuance of warrants	$-	$3,370,622	$3,370,622
Settlement of derivative liabilities	$124,042	$1,057,699	$1,181,741
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768
Common stock issued to extinguish related party debt	$-	$50,000	$50,000
Discount on note payable related to deferred financing costs	$-	$60,000	$60,000
Discount on note payable related to derivative conversion feature	$-	$500,000	$500,000
Conversion of notes payable and accrued interest to common stock	$597,519	$-	$597,519

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2011

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Inception	-	$-	-	$-	$-	$-	$-
Issuance of Common Stock, June 26, 1991	2,997,000	18,433					18,433
Cumulative Net Loss for the period from January 3, 1990 (date of inception) to December 31,1996						(60,010)	(60,010)
Balance, December 31, 1996	2,997,000	18,433	-	-		(60,010)	(41,577)
Issuance of Common Stock Warrants on December 31, 1997 (100,952 warrants at exercise price of $.20)	-	-					-
Net loss						(32,914)	(32,914)
Balance, December 31, 1997	2,997,000	18,433	-	-		(92,924)	(74,491)
Issuance of Common Stock, January 20, 1998	59,940	10,000					10,000
Exercise of Common Stock Warrants on March 17, 1998	100,952	20,190					20,190
Issuance of Common Stock, April 15, 1998, net of stock issuance costs	631,578	276,350					276,350
Issuance of Common Stock Options, April 15, 1998		23,650					23,650
Exercise of Common Stock Options, November 2, 1998	62,237	23,670					23,670
Net loss						(295,948)	(295,948)
Balance, December 31, 1998	3,851,707	372,293	-	-		(388,872)	(16,579)
Issuance of Common Stock, January 30, 1999	180,000	87,300					87,300
Issuance of Common Stock, for the month of March, 1999	310,000	150,300					150,300
Issuance of Common Stock, May 29, 1999	51,546	25,000					25,000
Issuance of Common Stock, June 2, 1999	95,092	50,000					50,000
Issuance of Common Stock, September 30, 1999	51,546	25,000					25,000
Issuance of Common Stock, December 29, 1999	92,005	50,143					50,143
Net loss						(303,956)	(303,956)
Balance, December 31, 1999	4,631,896	760,036	-	-		(692,828)	67,208
Exercise of Common Stock Options, February 24, 2000	166,535	80,770					80,770
Issuance of Common Stock, May 12, 2000	253,609	56,000					56,000
Exercise of Common Stock Options, June 8, 2000	62,497	30,312					30,312
Issuance of Common Stock, for the month of September, 2000	96,745	21,086					21,086
Exercise of Common Stock Options, November 3, 2000	66,000	7,491					7,491
Issuance of Common Stock for Services, December 8, 2000	40,000	19,400					19,400
Net loss						(257,139)	(257,139)
Balance, December 31, 2000	5,317,282	975,095	-	-		(949,967)	25,128

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2011
(Continued)

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 25, 2001	5,000	2,425					2,425
Issuance of Common Stock, January 31, 2001	160,000	24,000					24,000
Issuance of Common Stock for Services, April 6, 2001	15,000	7,276					7,276
Issuance of Common Stock, for the month of April, 2001	120,000	58,200					58,200
Issuance of Common Stock, June 28, 2001	20,000	9,700					9,700
Issuance of Common Stock, for the month of August, 2001	110,000	53,500					53,500
Issuance of Common Stock, November 7, 2001	10,000	5,000					5,000
Net loss						(372,655)	(372,655)
Balance, December 31, 2001	5,757,282	1,135,196	-	-		(1,322,622)	(187,426)
Net loss						(83,689)	(83,689)
Balance, December 31, 2002	5,757,282	1,135,196	-	-		(1,406,311)	(271,115)
Exercise of stock options, July 11, 2003	980,000	147,000					147,000
Net loss						(311,233)	(311,233)
Balance, December 31, 2003	6,737,282	1,282,196	-	-		(1,717,544)	(435,348)
Issuance of Common Stock for Services, February 9, 2004	35,000	5,250					5,250
Exercise of Common stock Options, February 9, 2004	60,000	30,000					30,000
Issuance of Common Stock for Services, August 5, 2004	85,000	12,750					12,750
Exercise of Common stock Options, September 27, 2004	200,000	30,000					30,000
Net loss, December 31, 2004						(758,945)	(758,945)
Balance, December 31, 2004	7,117,282	1,360,196	-	-		(2,476,489)	(1,116,293)
Issuance of Common Stock for Services, May 27, 2005	30,000	4,500					4,500
Issuance of Common Stock for Services, October 12, 2005	40,000	6,000					6,000
Net loss, December 31, 2005						(624,756)	(624,756)
Balance, December 31, 2005	7,187,282	1,370,696	-	-		(3,101,245)	(1,730,549)
Issuance of Common Stock for Services, October 23, 2006	690,000	544,500					544,500
Issuance of Common Stock in exchange for Debt, October 23, 2006	1,176,471	1,000,000					1,000,000
Issuance of Common Stock for Services, November 30, 2006	7,500	28,125					28,125
Issuance of Common Stock for Services, December 15, 2006	10,000	29,000					29,000
Issuance of Common Stock for Services, December 26, 2006	15,000	44,850					44,850
Acquisition of Treasury Stock, June 30, 2006					(9,000)		(9,000)
Stock-Based Compensation		35,042					35,042
Net loss, December 31, 2006						(1,807,312)	(1,807,312)
Balance, December 31, 2006	9,086,253	3,052,213	-	-	(9,000)	(4,908,557)	(1,865,344)

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2011
(Continued)

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2007	131,000	259,500					259,500
Issuance of Common Stock, January 2007	30,000	30,000					30,000
Issuance of Common Stock for Services, February 2007	150,000	157,500					157,500
Issuance of Common Stock for Services, March 2007	445,000	375,500					375,500
Issuance of Common Stock in exchange for Debt, March 2007	86,786	73,768					73,768
Exercise of Options, March 2007	2,000	1,000					1,000
Issuance of Common Stock for Services, April 2007	724,062	455,559					455,559
Issuance of Common Stock in exchange for Debt, April 2007	500,000	315,000					315,000
Issuance of Common Stock for Services, June 2007	920,000	154,600					154,600
Issuance of Common Stock, June 2007	343,000	41,667					41,667
Issuance of Common Stock for Services, July 2007	141,000	15,700					15,700
Issuance of Common Stock, July 2007	1,466,635	84,985					84,985
Issuance of Common Stock, August 2007	1,636,166	53,943					53,943
Issuance of Common Stock for Services, September 2007	160,000	12,800					12,800
Issuance of Common Stock, September 2007	2,416,248	54,819					54,819
Issuance of Common Stock, October 2007	1,557,730	36,457					36,457
Issuance of Common Stock in exchange for Debt, October 2007	165,000	16,500					16,500
Issuance of Common Stock for Services, November 2007	770,000	100,100					100,100
Issuance of Common Stock, November 2007	16,190,967	445,674					445,674
Issuance of Common Stock for Services, December 2007	90,140	21,634					21,634
Issuance of Common Stock, December 2007	11,303,996	385,250					385,250
Stock-Based Compensation		55,416					55,416
Net loss, December 31, 2007						(2,307,051)	(2,307,051)
Balance, December 31, 2007	48,315,983	6,199,585	-	-	(9,000)	(7,215,608)	(1,025,023)
Issuance of Common Stock, January 2008	3,887,100	155,077					155,077
Issuance of Common Stock for Services, February 2008	11,128,967	312,244					312,244
Issuance of Common Stock for Services, February 2008	1,500,000	180,000					180,000
Issuance of Common Stock for Services, March 2008	1,725,860	86,293					86,293
Issuance of Common Stock, March 2008	8,410,112	209,897					209,897
Issuance of Common Stock, April 2008	1,328,142	33,268					33,268
Issuance of Common Stock for Services, April 2008	25,000	1,250					1,250
Issuance of Common Stock for Services, June 2008	237,237	17,779					17,779
Issuance of Common Stock for Services, July 2008	244,000	12,200					12,200
Issuance of Common Stock for Services, September 2008	125,000	5,000					5,000
Issuance of Common Stock for Services, October 2008	47,188	1,888					1,888
Issuance of Common Stock for Services, December 2008	30,000	900					900
Net loss, December 31, 2008						(315,263)	(315,263)
Balance, December 31, 2008	77,004,589	7,215,381	-	-	(9,000)	(7,530,871)	(324,490)

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO DECEMBER 31, 2011
(Continued)

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2009	30,000	1,200					1,200
Issuance of Common Stock for Services, June 2009	30,000	1,200					1,200
Adjustment to Treasury Shares on June 30, 2009		(9,000)			9,000		-
Addition to Treasury Shares September 30, 2009					(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	12,500					12,500
Issuance of Common Stock for Cash, August 2009	100,000	5,000					5,000
Issuance of Common Stock for Services, August 2009	100,000	7,000					7,000
Issuance of Treasury Shares for Services August 2009		220,000					220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	100,000					100,000
Issuance of Treasury Shares for Services October 2009		72,885			2,115		75,000
Net loss, December 31, 2009						(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	7,626,166	-	-	(2,502)	(8,436,160)	(812,496)
Issuance of Common Stock for cash January 2010	400,000	20,000					20,000
Issuance of Common Stock for cash February 2010	800,000	40,000					40,000
Issuance of Common Stock for services February 2010	480,000	105,600					105,600
Issuance of Treasury Shares for Services February 2010		58,731			1,269		60,000
Issuance of Common Stock and Warrants for Cash March 2010	6,250,001	820,000					820,000
Derivative liabilities on debt, warrants and non-employee options		(2,312,922)					(2,312,922)
Issuance of Common Stock for cash June 2010	335,000	53,600					53,600
Issuance of Common Stock for services June 2010	625,000	100,000					100,000
Issuance of Common Stock for services to Directors June 2010	200,000	50,000					50,000
Issuance of Common Stock for cash July 2010	471,184	66,956					66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	-					-
Issuance of Common Stock for services July 2010	2,005,000	384,700					384,700
Issuance of Common Stock for cash August 2010	666,400	94,696					94,696
Issuance of Common Stock for services to Directors August 2010	100,000	17,000					17,000
Issuance of Common Stock for services October 2010	500,000	65,000					65,000
Net loss December 31, 2010						(655,781)	(655,781)
Balance, December 31, 2010	92,936,886	7,189,527	-	-	(1,233)	(9,091,941)	(1,903,647)
Issuance of Common Stock for Services March 2011	100,000	25,000					25,000
Issuance of Common Stock for Conversion of Debt April, 2011	4,681,128	226,997					226,997
Issuance of Common Stock for Series I Warrants April 2011	1,560,000	79,872					79,872
Issuance of Common Stock for Conversion of Debt May, 2011	4,202,961	112,037					112,037
Issuance of Common Stock for Conversion of Debt June, 2011	12,876,443	204,332					204,332
Issuance of Common Stock for Conversion of Debt July, 2011	5,415,278	54,153					54,153
Issuance of Common Stock for Series I Warrants July 2011	4,000,000	40,000					40,000
Issuance of Common Stock for Cash August 2011	2,500,000	25,000					25,000
Issuance of Common Stock for Series I cashless Warrants August 2011	2,041,667	-					-
Issuance of Preferred Stock for Conversion of Accrued Liabilities		-	100	60,000			60,000
Derivative liabilities on debt, warrants and non-employees options		124,042					124,042
Net loss, December 31, 2011						(230,472)	(230,472)
Balance, December 31, 2011	130,314,363	$8,080,960	100	$60,000	$(1,233)	$(9,322,413)	$(1,182,686)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

1. ORGANIZATION

FORMATION AND NATURE OF BUSINESS

Biomoda, Inc. ("Biomoda") is a development stage company incorporated in the state of New Mexico on January 3, 1990 (“inception”). On August 13, 2003, Biomoda formed a wholly owned subsidiary known as Biomoda Holdings, Inc., a Nevada corporation, for the purpose of research, development, production and marketing of medical and biomedical products. Biomoda Holdings was subsequently dissolved on January 8, 2010. Biomoda is hereinafter referred to as the "Company."

Biomoda's primary focus is on early cancer detection technology. Biomoda's unique cell-targeting technology is globally patented for the detection of pre-cancerous and cancerous conditions in all human tissue. This technology, based on a compound called Tetrakis Carboxyphenyl Porphine (“TCPP”), was developed at St. Mary's Hospital in Colorado and the Los Alamos National Laboratory (“LANL”) in New Mexico. Biomoda obtained a worldwide exclusive license to the TCPP technology from LANL in late 1995 and began new research broadening the scope of the original patent and technology. In November 2000, Biomoda filed a new U.S. provisional patent application defining the ability of Biomoda's version of TCPP to detect pre-cancerous and cancerous conditions in all human tissue. The Company has received four patents and currently has three applications pending.

On July 19, 2010, Biomoda filed an additional patent application, “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy.

Biomoda also holds international patent rights in Japan, Mexico, Canada, Australia and Europe. Biomoda began the commercialization process by trademarking the technology as CyPath®. Management expects to continue optimization research and clinical studies on the CyPath® diagnostic assay in order to submit its product registration to the U.S. Food and Drug Administration (“FDA”).

The Company successfully completed a pilot clinical lung cancer trial in March, 2011, that proved the efficacy of a non-invasive protocol for diagnosing lung cancer using CyPath®.  The next stage of development in clinical trials is optimization of the lung cancer assay and is expected to take one year to complete.  Commercialization of the technology is expected to take at least three years.

2. DEVELOPMENT STAGE AND GOING CONCERN

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations, and there is no assurance of any future revenues. Biomoda has raised approximately $4,100,000 in funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products through the sale of Biomoda's common stock. As of December 31, 2011, Biomoda had an accumulated deficit of $9,322,413, a working capital deficit of $1,352,911 and does not expect to generate revenues to sustain operations in the near term. Biomoda requires substantial additional funds to pursue its business plan and sustain its operations for the next twelve months.

Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and September 15, 2010 Warrants, as of December 31, 2011 and outstanding non-employee options, the Company had a total potential obligation to issue up to 203,996,493 shares of common stock upon the exercise of outstanding warrants and options. The dilutive effect of these potential share issuances greatly impacts our ability to secure new funding.

These factors raise substantial doubt as to our ability to continue as a going concern.

We will require additional funding for continuing research and development, obtaining regulatory approval and commercialization of our products. There is no assurance that Biomoda will be able to obtain sufficient additional funds or that such funds, if available, will be obtainable on terms satisfactory to Biomoda. The consolidated financial statements do not include any adjustments that might be necessary should Biomoda be unable to continue as a going concern.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

2. DEVELOPMENT STAGE AND GOING CONCERN (Continued)

The Company is exploring all options to raise capital during the twelve months ending December 31, 2012, including non-dilutive government grants and program awards. The additional capital will be used to continue development of the CyPath® assay to optimize and ready the technology for commercialization in the United States and Europe, and expand application of the assay to other cancers.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Biomoda and its wholly-owned subsidiary, Biomoda Holdings, Inc. Biomoda Holdings, Inc. was dissolved on January 8, 2010. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
December 31, 2011 and 2010

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, derivative liabilities, accounts payable, accrued expenses, and short-term debt. The carrying values of the Company’s cash and cash equivalents, accounts payable, accrued expenses and short-term debt approximate their fair values due to their short-term nature. The derivative liabilities are stated at their fair value at each reporting period. The Company uses a binomial lattice model to determine the fair values of these derivative liabilities. See Note 10 for the Company’s assumptions used in determining the fair value of these financial instruments.

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

LONG-LIVED ASSETS

Long-lived assets, including intangible assets such as patents and trademarks, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. No impairments of long-lived assets were recognized in 2011 or 2010; however, there can be no assurance that market conditions will not change which could result in impairment of long-lived assets in the future.

PATENTS

Costs incurred in connection with securing a patent, including attorney’s fees, have been capitalized and are amortized over 20 years from the date of application using the straight-line method. See Note 4 for additional information about patents. Costs related to patents pending are amortized beginning upon issuance of the related patents.

RESEARCH AND DEVELOPMENT

Research and development costs, net of grants received, are expensed as incurred. Biomoda incurred approximately $255,000, $411,000 and $3,387,000 of research and development expenses for the years ended December 31, 2011 and 2010, and for the period from inception through December 31, 2011. Grants received in the period in which the associated research and development activities occur are recorded as a reduction in research and development expense.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On July 20, 2010, Biomoda submitted an application for a grant under the Qualifying Therapeutic Discovery Project provided under new section 48D of the Internal Revenue Code (“IRC”), enacted as part of the Patient Protection and Affordable Care Act of 2010 (P.L. 111-148). The Company was notified on November 1, 2010, that it was awarded $244,479 in federal grant funding under section 48D related to research and development costs incurred during the fiscal year ended 2009. The grant funding was received on November 24, 2010 and, accordingly, has been shown as other income in the accompanying consolidated income statement.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. Biomoda reported a net loss for the years ended December 31, 2011 and 2010. As a result, shares of common stock issuable upon exercise of 108,768 stock options and 153,887,725 warrants under the March, 2010 funding and 50,000,000 under the September, 2010 financing, have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such securities would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements did not or are not believed by management to have a material impact on Biomoda's present or future consolidated financial statements.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

4. PATENTS

The Company amortizes patent expense over the useful life of the patent, which is twenty years from the date of application, using a straight-line method. This represents a change from the estimated useful life applied in previous years, which was seventeen years from the date of issuance.

5. RELATED PARTY TRANSACTIONS

On August 22, 2011, the Company adopted a Statement of Resolutions, pursuant to the provisions of NMSA 1978, Section 53-11-16 (2001) and Article 4 of the Articles of Incorporation, as amended, establishing a Series of Preferred Stock of the Company, consisting of 100 shares designed as Series B Preferred Stock.  Each share of Series B Preferred Stock has a liquidation preference of $0.01 and does not accrue any dividends. Each share of Series B Preferred Stock may be redeemed by the Company at a price of $600.00 per share.  Each share of Series B Preferred Stock shall entitle the holder thereof to cast such number of votes equal to 0.51% of the total number of votes entitled to be cast at a meeting of shareholders.  As a result, the 100 shares of Series B Preferred Stock are entitled to cast 51% of the number of votes entitled to be cast at a meeting of shareholders.

On August 22, 2011, the Company issued 50 shares of the Series B Preferred Stock to each of Maria Zannes, the Company’s Chief Executive Officer and John Cousins, the Company’s President, in exchange for the retirement of $30,000 in accrued but unpaid compensation to each person.

As of December 31, 2011 and 2010, Biomoda had advances and accrued interest of $263,815 and $228,640, respectively, payable to two of its stockholders and Biomoda’s Chief Executive Officer. The advances by stockholders bore interest at 10% per annum and are due on demand. The advances from Biomoda’s Chief Executive Officer are due on April 17, 2012 and bear interest at 10% per annum. Interest expense related to such advances for the years ended December 31, 2011 and 2010, and for the period from inception through December 31, 2011, was approximately $13,000, $13,000 and $107,000, respectively.

The Company is in the process of contesting the validity of the two note obligations to the stockholders who were formerly related to the Company. Pending the resolution of this process, the Company has left the obligation on the books and continues to accrue interest in order to show the worst case scenario in possible payment by the Company.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

6. SHORT- AND LONG-TERM DEBT

Biomoda entered into two, 60-month leases with Beckman Coulter for two flow cytometers related to the New Mexico Department of Veterans Services study. The total monthly payment for both leases is $3,627. As of December 31, 2011 and 2010, the total lease obligation was $125,892 and $133,516, respectively, of which $125,892 and $60,407 were classified as short-term debt. In January 2012, Beckman Coulter sought return of the leased flow cytometer held by Biomoda and the equipment was returned to the distributor due to payment default on the leasing agreement.  Biomoda and Beckman Coulter currently are in negotiation for payment of the full amount due under the lease agreements.  The distributor also is seeking return of the second flow cytometer should the parties be unable to settle on the amount due under the lease payments.

The Company also has a promissory note payable to a former employee of Biomoda. The note was originally due on December 31, 2008, subject to the availability of funds, and accrues interest at 5% after that date. The current balance is $54,481, all of which has been classified as short-term debt in the accompanying consolidated balance sheet.

7. CONVERTIBLE DEBT

On September 15, 2010, Biomoda entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold in a private placement transaction (the “Financing”) for $500,000 in cash (i) $560,000 in principal amount of convertible notes (“Notes”), that matured on August 31, 2011, with a conversion price equal to the lesser of $0.25 or 80% of the average of the three lowest daily VWAPs for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share. The Notes also include provisions that protect the holders from declines in the Company’s stock price. The interest rate is 10% per annum and accrues until either the maturity date or conversion of the Notes into shares of Biomoda common stock.

Biomoda paid an origination fee of $15,000 to the Purchasers and an additional $5,000 to the Purchasers for their legal fees, which has been treated as a deferred financing cost and was amortized over the term of the Notes. The proceeds from the Notes cannot be used to pay off any debt or advances from shareholders.

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

Due to the Notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the Notes was made through the issuance of common stock cannot be predicted, and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and was bifurcated from the Note and “marked to market” each reporting period through the consolidated income statement.

On the date of the transaction, the 2,000,000 warrants issued in connection with the Notes had an estimated fair value of $492,518. The conversion feature had an estimated value of $651,368. See Note 10 for further discussion.

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

The discounts on the Notes were accreted over their term. During the years ended December 31, 2011 and 2010, the Company recognized $390,058 and $169,942 respectively, of interest expense related to the accretion of the discounts.

The Purchasers contacted the Company to notify it of their intention to convert their Notes at the VWAP price that at the time of contact was calculated at $0.0501, and on March 11, 2011, the Company and the Purchasers agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of conversion.

As of December 31, 2011, the $560,000 principal balance of the convertible notes and $37,519 in accrued interest were converted into 27,175,810 shares of the Company’s common stock and the derivative liabilities were settled upon conversion.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

8.  EQUITY TRANSACTIONS

PREFERRED STOCK

On June 19, 1991, Biomoda authorized the issuance of 4,000,000 shares of preferred stock. Biomoda designated 2,000,000 shares as the Series A convertible preferred stock ("Series A"). Series A has liquidation and redemption values of $1.50 and $1.80 per share, respectively. The stock is subject to redemption at the discretion of Biomoda. Prior to redemption, each share of the Series A can be converted into one share of common stock at the discretion of the stockholders. The holders of Series A will be entitled to dividends equal to the amount of dividends for the number of shares of common stock into which it is entitled to be converted. As of December 31, 2011, Biomoda has not issued any Series A preferred shares.

On August 22, 2011, the board of directors designated a series of Preferred Stock of the Corporation as Series B Preferred Stock (“Series B”). The authorized number of shares of Series B Preferred Stock is 100 shares at a value of $600 per share. Each share of Series B Preferred Stock provides the holder with voting rights only and entitles the holder to cast such number of votes equal to 0.51% of the total number of votes entitled to be cast at any shareholder meeting of the Company. The Series B Preferred Stock is not entitled to dividends. The Company has the right to redeem the outstanding shares of Series B Preferred Stock at $600 per share.  The issuance of the Series B shares results in the shareholders of the Series B preferred stock holding 51% of the voting rights on all Company matters.

During the three months ended September 30, 2011, Biomoda issued an aggregate of 100 shares of Series B Preferred Stock (50 shares to each of Maria Zannes, Chief Executive Officer, and John Cousins, Chief Financial Officer) in satisfaction of $60,000 of accrued salaries due as of September 30, 2011.

COMMON STOCK

On September 16, 2011, a majority of shareholders approved an increase in authorized shares of the Company’s common stock to 700,000,000.

2011 Issuances

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
December 31, 2011 and 2010

8.  EQUITY TRANSACTIONS (Continued)

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
December 31, 2011 and 2010

8.  EQUITY TRANSACTIONS (Continued)

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

2011 Activity

The Company had no activity in Treasury Stock during the year ended December 31, 2011. As of December 31, 2011 and 2010, Biomoda had 391,575 treasury shares remaining, acquired at a cost of $1,233.

Other

During the three months ended June 30, 2010, as a consequence of the March 17, 2010, private placement discussed above, Biomoda recorded a charge of $1,570,724 to stockholders' equity resulting from insufficient authorized but unissued shares of common stock to meet all its common share obligations in the event all outstanding common stock equivalents were converted into shares of the Company, which triggered liability accounting for non-employee warrants and options. On September 16, 2011, Biomoda held its annual meeting of shareholders and among other things, approved an increase in authorized shares to 700,000,000 which enabled Biomoda to meet its potential common share obligations at that time.

During the nine months ended September 30, 2011, as noted above, the convertible notes payable were converted into shares of the Company’s common stock. Accordingly, the Company credited the remaining derivative liability associated with the convertible notes and accrued interest of $82,218 to stockholders’ equity for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, as noted above, the Company issued shares of common stock through the exercise of outstanding Series I Warrants. Accordingly, the Company credited the derivative liability associated with the Warrants in the amount of $41,825 to stockholders’ equity for the nine months ended September 30, 2011.

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

On September 15, 2010, due to the conversion feature contained in the Convertible Notes, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 7 was made through the issuance of Common Stock cannot be predicted and Biomoda could be required to issue an amount of shares that may cause it to exceed its authorized share amount, which triggered liability accounting for non-employee warrants and options. Accordingly, on September 15, 2010, the Company charged the amount of $19,314 to stockholders' equity.

See Note 10 for further discussion.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

8.  EQUITY TRANSACTIONS (Continued)

COMMON STOCK (Continued)

STOCK OPTIONS AND WARRANTS

No options were granted in 2011 or 2010. All options outstanding are fully vested, and there was no unrecognized stock-based compensation expense as of December 31, 2011 and 2010, respectively.

A summary of changes in outstanding options is as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2009	1,138,768	$0.36
Exercised	-	-
Cancelled/forfeited	(1,030,000)	$0.15
Options outstanding and exercisable at December 31, 2010	108,768	$2.34
Exercised	-	-
Cancelled/forfeited	-	$-
Options outstanding and exercisable at December 31, 2011	108,768	$2.34

The number of outstanding and exercisable options as of December 31, 2011, is provided below:

Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
33,768	$0.28	1.14
75,000	$2.06	1.32
108,768	$2.34	2.46

Outstanding and exercisable options had no intrinsic value as of December 31, 2011.

The number of outstanding and exercisable options as of December 31, 2010, is provided below:

Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
33,768	$0.28	1.45
75,000	$2.06	2.01
108,768	$2.34	3.46

Outstanding and exercisable options had no intrinsic value as of December 31, 2011 and 2010.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Warrants

A summary of the changes in warrants outstanding during the years ended December 31, 2011 and 2010, respectively, is as follows:

	Number of Shares	Weighted
		Average Exercise Price
Outstanding at December 31, 2009	-	$-
Issued	19,875,002	0.17
Exercised	(2,062,296)	0.16
Cancelled/expired	(8,937,705)	0.10
Outstanding at December 31, 2010*	8,875,001	$0.25
Issued	-	-
Exercised	(11,560,000)	0.01
Warrants issued pursuant to anti-dilution provisions	206,572,724	0.01
Cancelled/expired	-	-
Outstanding at December 30, 2011	203,887,725	0.01

*As a result of the conversion of the Notes, due to contractual provisions contained in the Series I Warrants and the 5-Year Warrants discussed further in Note 9 below, the exercise price of those warrants was reduced from $0.25 per share to $0.01 per share and the number of shares issuable upon exercise of those warrants increased from approximately 8,875,001 shares to as many as 203,887,725, net of warrants previously exercised.

As of December 31, 2011 and 2010, outstanding warrants had no intrinsic value and a weighted average contractual term of 3.33 and 4.32 years, respectively.

In March 2010, pursuant to the common stock private placement described in Note 8 above, the Company issued Series I, II, and III Warrants. The Series I Warrants were exercisable to initially purchase an aggregate of 6,875,001 shares of the Company’s common stock over a five-year term at an exercise price equal to 125% of the closing price on March 12, 2010, or $0.25 per share, subject to anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the Series I Warrant.

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

During the 12 months ended December 31, 2011, 8,060,000 Series I Warrants were exercised at a price per share of $0.0179 for cash proceeds of $144,872. Also during the 12 months ended December 31, 2011, 3,500,000 Series I Warrants were exercised as cashless warrants, which resulted in the issuance of 2,041,667 shares.

During the three months ended September 30, 2010, the Company issued common shares pursuant to the cashless exercise of 589,712 Series II Warrants. The remaining Series II Warrants expired during 2010.

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

On September 15, 2010, as part of the sale of a convertible debenture, Biomoda issued 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share, subject to full-anti-dilution protection that could, in certain circumstances, reduce the exercise price and increase the number of shares issuable upon exercise of the 5-Year Warrants. None of these 5-Year Warrants have been exercised. See Note 10 for additional information.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT

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

The Company measured the fair value of these instruments as of December 31, 2011, and recorded an unrealized gain of $537,776 for the year ended December 31, 2011. The Company determined the fair values of these securities using a binomial lattice valuation model.

The fair value of the derivative warrant instruments was estimated using the binomial lattice valuation model with the following assumptions as of December 31, 2011:

Common stock issuable upon exercise of warrants	153,887,725
Estimated market value of common stock on measurement date	$0.014
Exercise price	$0.01
Risk-free interest rate (1)	0.84%
Warrant lives in years	3.21
Expected volatility (2)	196.99%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At December 31, 2011, the derivative liability associated with the Series I Warrants was $17,929.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

On April 1 2011, the holders of the Series I Warrants exercised 1,560,000 warrants.  Biomoda measured the fair value of the warrants exercised and credited the derivative liability associated with warrants exercised in the amount of $40,246 to stockholders’ equity.

The fair value of the derivative warrant instruments was estimated using the binomial lattice valuation model with the following assumptions as of April 1, 2011:

Common stock issuable upon exercise of warrants	34,375,005
Estimated market value of common stock on measurement date	$0.0832
Exercise price	$0.0512
Risk-free interest rate (1)	2.01%
Warrant lives in years	3.96
Expected volatility (2)	191.29%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

During the nine months ended September 30, 2011, the holders of the Series I Warrants made several exercises for a total of 10,000,000 warrants.  Biomoda used a weighted average exercise price in a single lattice model to estimate the fair value of the warrants exercised.  Biomoda measured the fair value of the warrants exercised and credited the derivative liability associated with warrants exercised in the amount of $1,577 to stockholders’ equity.

The fair value of the derivative warrant instruments was estimated using the binomial lattice valuation model with the following assumptions as of August 31, 2011:

Common stock issuable upon exercise of warrants	163,887,725
Estimated market value of common stock on measurement date	$0.02
Exercise price	$0.01
Risk-free interest rate (1)	0.93%
Warrant lives in years	3.55
Expected volatility (2)	192.91%
Expected dividend yield (3)	None
Probability of reset to conversion price (4)	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

5-Year Warrants

The Company determined that the 5-Year Warrants issued in connection with the sale of the Notes discussed in Note 7 to initially purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share contain provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price of the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40. As a result, these warrants were not indexed to the Company’s own stock. The fair value of the 5-Year Warrants was recognized as a derivative warrant instrument and will be measured at fair value at each reporting period. Accordingly, on September 15, 2010, the Company established a derivative liability for the 5-Year Warrants of $492,518.

The Company measured the fair value of these instruments as of December 31, 2011, and recorded an unrealized loss for the year ended December 31, 2011, of $174,750. The Company determined the fair values of these securities using a binomial lattice valuation model.

The fair value of the derivative 5-Year Warrant instruments was estimated using the binomial lattice valuation model with the following assumptions as of December 31, 2011:

Assumptions at December 31, 2011
Common stock issuable upon exercise of warrants	50,000,000
Estimated market value of common stock on measurement date	$.014
Exercise price	$.01
Risk-free interest rate (1)	1.03%
Warrant lives in years	3.71
Expected volatility (2)	196.99%
Expected dividend yield (3)	-
Probability of reset to conversion price (4)	40%

(1)	The risk-free interest rate was determined by management based on the yield of U.S. Treasury securities with a five-year constant term maturity on December 31, 2011.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower than the warrants’ exercise price.

At December 31, 2011, the derivative liability associated with the 5-year Warrants was $14,803.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

Convertible Notes

On September 15, 2010, due to the conversion feature, the actual number of shares of common stock that would be required if a conversion of the Notes as further described in Note 8 was made through the issuance of Common Stock could not be predicted, and Biomoda could have been required to issue an amount of shares that caused it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the Notes and “marked to market” each reporting period through the income statement.

The fair value of the Notes was recognized as a derivative liability instrument and is measured at fair value at each reporting period. Accordingly, on September 15, 2010, the Company established a derivative liability for the Notes of $651,368. The derivative liability related to the Notes had a carrying value of $741,589 at December 31, 2010.

During the year ended December 31, 2011, all of the Convertible Notes, together with accrued interest, had been converted into stock. The Company measured the fair value of the instruments as of May 31, 2011, and recorded an unrealized gain for the year ended December 31, 2011, of $ 659,371.  The Company credited the derivative liability associated with the convertible notes of $82,218 to stockholders’ equity upon full conversion of the outstanding convertible notes.

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

As of July 13, 2011, upon conversion of the remaining portion of the Notes, the circumstances that triggered liability accounting for the outstanding non-employee options no longer applied and those options had no derivative value at that date.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

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

The Company measured the fair value of these instruments as of December 31, 2011, and recorded an unrealized gain for the years ended December 31, 2011 of $5,975.

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

Activity for derivative instruments for the years ended December 31, 2010 and 2011, respectively, was as follows:

	Balance at December 31, 2009	Initial Valuation of Derivative Liabilities during the Period	Increase (Decrease) in Fair Value of Derivative Liability	Decrease Credited to Stockholders’ Equity Upon Increase of Authorized Shares	Balance at December 31, 2010
Derivative warrant instruments – Series I	$-	$1,780,583	$(1,183,055)	$-	$597,528
Derivative warrant instruments –5-year Warrants issued with Notes	-	492,518	(302,965)	-	189,553
Derivative instrument – convertible debt	-	651,368	90,221	-	741,589
Derivative warrant instruments – all others	-	1,549,690	(507,772)	(1,041,918)	-
Derivative option instruments	-	40,349	(18,593)	(15,781)	5,975
Total	$-	$4,514,508	$(1,922,164)	$(1,057,699)	$1,534,645

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS, AND DEBT (Continued)

	Balance at December 31, 2010	Initial Valuation of Derivative Liabilities during the Period	Increase (Decrease) in Fair Value of Derivative Liability	Decrease Credited to Stockholders’ Equity Upon Exercise of Warrants or Conversion of Debt	Balance at December 31, 2011
Derivative warrant instruments – Series I	$597,528	$1,780,583	$(537,776)	$(41,824)	$17,928
Derivative warrant instruments –5-year Warrants issued with Notes	189,553	492,518	(174,750)	-	14,803
Derivative instrument – convertible debt	741,589	651,368	(659,371)	(82,218)	-
Derivative warrant instruments – all others	-	1,549,690	-	-	-
Derivative option instruments	5,975	40,349	(5,975)	-	-
Total	$1,534,645,	$4,514,508	$(1,377,872)	$(124,042)	$32,731

The Company did not have any derivative instruments during the year ended December 31, 2010.

10.   FAIR VALUE MEASUREMENTS

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
December 31, 2011 and 2010

10.   FAIR VALUE MEASUREMENTS (Continued)

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2011
Derivative warrant instruments	$-	$-	$32,731	$32,731
Derivative option instruments			-	-
Derivative conversion Note feature			-	-
Total	$-	$-	$32,731	$32,731

	Fair Value Measurements at December 31, 2010
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2011
Derivative warrant instruments	$-	$-	$787,081	$787,081
Derivative option instruments			5,975	5,975
Derivative conversion Note feature			741,589	741,589
Total	$-	$-	$1,534,645	$1,534,647

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

10.   FAIR VALUE MEASUREMENTS (Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Years Ended December 31,
	2011	2010
Beginning balance	$(1,534,645)	$-
Total gains (losses)	1,377,872	1,922,163
Settlements	124,042	1,057,699
Additions	-	(4,514,508)
Transfers	-	-
Ending balance	$(32,731)	$(1,534,645)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of December 31, 2011 and 2010	$124,042	$1,922,163

11.  INCOME TAXES

For the years ended December 31, 2011 and 2010, and the period from inception through December 31, 2011, Biomoda had no significant current or deferred net income tax expense. Biomoda has recorded a 100% valuation allowance on all deferred tax assets.

The net deferred income tax asset consists of the following at December 31, 2011 and 2010:

	2011	2010
Net operating losses	$3,637,000	$3,442,000
Deferred income tax liabilities	-	-
Subtotal	3,637,000	3,442,000
Valuation allowance	(3,637,000)	(3,442,000)
Net	$-	$-

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of December 31, 2011, will likely not be recognized. Consequently, Biomoda has established a valuation allowance against the entire deferred tax asset.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

11. INCOME TAXES (Continued)

As of December 31, 2011, Biomoda had various federal and state net operating loss carry forward of approximately $9,000,000 that have initial carry-forward periods between four and 20 years.

The utilization of some or all of Biomoda's net operating losses may be severely restricted now or in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision (benefit) for income taxes for the years ended December 31, 2011 and 2010, is as follows:

	2011	2010
U.S. Federal statutory tax at 35%	$(542,000)	$(887,000)
State taxes, net of federal benefit	-	-
Permanent differences – primarily stock-based compensation	473,000	657,000
Valuation allowance	69,000	230,000
Provision (benefit) for income taxes	$-	$-

12. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2011 and 2010:

	2011	2010
Numerator for basic and diluted loss per common share:
Net loss charged to common stockholders	$(230,472)	$(655,781)

Denominator for basic and diluted loss per common share:
Weighted average number of shares	113,304,382	88,366,234

Basic and diluted loss per common share	$(0.00)	$(0.01)

Biomoda reported a net loss for the years ended December 31, 2011 and 2010. As a result, shares of common stock issuable upon exercise of convertible debt, stock options and warrants, and, respectively, have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such securities would be anti-dilutive.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On December 15, 2008, Biomoda entered into a month-to-month agreement with WESST Enterprise Center for approximately 1,200 square feet of laboratory and office space at $2,700 per month. In November 2010, an additional office was leased for a new total of $3,700 per month. The Company has leased additional office space as needed and had no fixed long-term lease commitments at December 31, 2011.

Total rent expense for the years ended December 31, 2011 and 2010, and for the period from inception through December 31, 2011, was approximately $58,000, $45,000 and $367,000, respectively.

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

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011, for $35,000, with post-judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed, and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal. .  We intend to pursue collection of the judgment.

BIOMODA, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

14. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company reviewed all material events through April 16, 2012.

In January 2012, Biomoda returned a leased flow cytometer to the distributor due to payment default of the leasing agreement.

In February 2012, 2,000,000 Series I Warrants were exercised at a price per share of $0.01 for cash proceeds of $20,000.

In March, 2012, 40,749,600 shares were issued for services to employees and vendors, with a value of approximately $407, 500.  The shares were valued using the stock price on the date of issuance.

In March 2012, 2,800,000 shares were issued to an investor at a price per share of $0.01 for cash proceeds of $28,000.

In April 2012, the Company entered into a convertible loan agreement for $250,000.  The Lenders agreed to lend Biomoda $250,000 for a term not to exceed six (6) months.  Biomoda shall repay the Lenders the principal amount of $250,000 plus $45,000 in interest and a loan origination fee and any expense reimbursement at the end of the Term or at an earlier time.  The amount of repayment is fixed at $295.000 which includes the principal amount of $250,000 plus interest and loan origination fee plus any expense reimbursement.  The Lenders shall have the option of receiving a) repayment of $270,000 in cash and 2,500,000 shares of restricted common stock or b) 29,500,000 shares of restricted common stock at an agreed share price of one cent ($0.01) per share.  Lenders also have the right after three months to convert into restricted common shares at a share price of one cent ($0.01) per share for a total of 29,500,000 shares.  Any such conversion must be for the entire loan.  Biomoda has the right to prepay the loan at any time, however the Lenders when notified of Biomoda’s election to prepay will determine in what form whether a) or b) above shall be the form of the repayment.

The loan shall be secured by a security interest in the Biomoda United States and European Union Patents and patent rights.  The security interests shall expire upon repayment.

Biomoda determined that the convertible note agreement contained a beneficial conversion feature.  As such, the Company has recorded a debt discount for the full amount of the note.  The $295,000 discount will be amortized using the straight-line method over the term of the convertible note.

There are no other material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2011, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including Biomoda’s President and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our President and Chief Financial Officer has concluded that as of December 31, 2011, such disclosure controls and procedures were not effective.

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

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2011, that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 9B. OTHER INFORMATION

On March 21, 2012, Biomoda issued an 8-K Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers. On March 19, 2012, the Board of Directors of Biomoda, Inc. (the "Company") elected Timothy Peter Zannes as Vice-President.  Please see full text on the www.sec.gov website.

On January 4, 2011, Biomoda issued an 8-K Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers. Please see full text on the www.sec.gov website.

On December 29, 2010, the Board of Directors of Biomoda, Inc. (the “Company”) elected Maria Zannes to serve as Chief Executive Officer. Ms. Zannes has been a Director of Biomoda since May 1, 2008, and Chairman of the Board since July 27, 2010.

On February 25, 2011, Biomoda issued an 8-K/A to correct the description of the amount of warrants issued from the 8-K filing on March 19, 2010.

On July 25, 2011, Biomoda issued an 8-K Item 1.02  Termination of a Material Definitive Agreement. Please see full text on the www.sec.gov website. This 8-K refers to the fact that, the Purchasers had completed the conversion of the Convertible Notes into shares of common stock.

On August 22, 2011, Biomoda issued an 8-K Item 3.02 Unregistered Sales of Equity Securities, Item 3.03 Material Modification to Rights of Security Holders, Item 5.01 Changes in Control of Registrant, Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Please see full text on the www.sec.gov website.  This 8-K refers to the establishment of a Series of Preferred Stock of the Company, and that 100 shares of preferred stock had been issued.

On September 16, 2011, Biomoda issued an 8-K Item 5.03 Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year, and Item 5.07 Submission of Matters to a Vote of Security Holders.  This 8-K refers to the annual meeting of stockholders at which the Company’s stockholders approved all three proposals presented. Please see full text on the www.sec.gov website.

On September 28, 2011, Biomoda issued an S-1 Registration Statement to register up to 206,387,725 shares of our common stock, including 203,887,725 shares of common stock issuable upon exercise of outstanding common stock purchase warrants currently exercisable at $0.01 per share.  This S-1 registration statement was declared effective on October 11, 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information, as of December 31, 2011, concerning the Company’s directors and executive officers:

Name	Age	Position	Since
Maria Zannes	56	Chairman, Chief Executive Officer, Director	July 2009
John J. Cousins	55	President, Treasurer, Director, Chief Financial Officer and Controller	April 2002
David Lambros	58	Director	May 2008
Lewis White	59	Director	May 2008
Timothy Peter Zannes	60	Corporate Secretary, Corporate Counsel	November 2007

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

Maria Zannes is Chief Executive Officer and Chairman of the board of directors. Ms. Zannes has more than 30 years of management experience in business and industry. After serving as President of the Energy Recovery Council, a national waste-to-energy trade group in Washington, D.C., for 10 years, Ms. Zannes began a consulting practice for private clients in the medical, environmental and energy industries. She is a research associate with Columbia University Earth Engineering Center and co-founder of two research centers at Columbia. Ms. Zannes is a director and founder of American Homecoming Foundation, a non-profit organization directed at helping homeless veterans. Previously, she worked as General Manager for ECOS Corporation, a subsidiary of Burlington Environmental, and Project Manager for Wheelabrator Technologies, Inc., a subsidiary of Waste Management. Ms. Zannes began her career as a journalist before joining the office of Congressman Charles Wilson (D-Texas) as legislative aide and press secretary. Ms. Zannes is licensed to practice law in New Mexico and is an inactive member of the Washington State Bar Association.

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

Timothy Peter Zannes is Vice President and General Legal Counsel and Corporate Secretary.  Mr. Zannes holds a law degree from the University of New Mexico, is a member in good standing of the New Mexico Bar and contributes 19 years experience as a lawyer.

Family Relationships

Maria Zannes and David Lambros are cousins. Timothy Peter Zannes, Corporate Secretary and General Legal Counsel, and Maria Zannes are siblings. David Lambros and Timothy Peter Zannes are cousins. There no other family relationships among the directors, officers, or other persons nominated to become such.

Term of Officers

All executive officers are appointed by the board and hold office until the board appoints their successors.

Code of Ethics

For the year ended December 31, 2010, the Company completed and communicated to all employees its written values and ethical standards. Company management actively communicates values and ethical standards during Company-wide meetings. These standards are outlined in the human resources manual completed in December 2010.

Audit Committee

Currently the board of directors acts as the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Sections 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2011, the Company complied with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent shareholders.

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

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011, for $35,000, with post-judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed, and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation earned for services rendered in all capacities by the Company’s executive officers for 2011 and 2010:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Stock Awards (d)	Option Awards ($) (e)	Non-Equity Incentive Plan Compen-sation (f)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compensation ($) (h)	Total (i)
John Cousins,
President, Director	2011	$34,013	$63					$34,076
	2010	$170,592	$133					$170,726
Maria Zannes,
Chairman and CEO	2011	$17,033	63					$17,096
	2010	$0	$133					$133
Timothy Peter Zannes,
Corporate Secretary	2011	$21,635	$0					$21,635
	2010	$129,292	$759					$130,051
Verrity Gershin*
	2010	$78,750	$108					$78,858

 *Verrity Gershin was the former Corporate Secretary of Biomoda and now is the Office Manager.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2011

No options were awarded in 2011.

LONG-TERM COMPENSATION PLANS

As of December 31, 2011, there are no long-term incentive or retirement plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of December 31, 2011, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of December 31, 2011, there were 130,314,361 shares of common stock issued and outstanding.

Title of Class	Name and Address	Nature of Beneficial Ownership	Amount of Beneficial Ownership	Percent of class
Common Stock (no par value)	John Cousins (Director / Exec Officer) 609 Broadway NE, Albuquerque, New Mexico, 87102	Direct	2,860,000	2.19%

Common Stock (no par value)	Lewis White (Director) 609 Broadway NE, Albuquerque, New Mexico, 87102	Direct	3,971,000	3.05%

Common Stock (no par value)	Maria Zannes (Director / Exec Officer) 609 Broadway NE, Albuquerque, New Mexico, 87102	Direct	708,000.54%

Common Stock (no par value)	David Lambros (Director) 609 Broadway NE, Albuquerque, New Mexico, 87102	Direct	625,000.48%

Common Stock (no par value)	Timothy Peter Zannes (Exec Officer/ Corporate Secretary) 609 Broadway NE Albuquerque, New Mexico, 87102	Direct	600,200.46%

Common Stock (no par value)	All Directors and Officers as a group	Direct	8,764,200	6.73%

There are no agreements, contracts or arrangements that the Company is part of or knows about that would result in a change of control of the Company.

STOCK OPTIONS

Date	Name	Options Outstanding	Percent of Options Outstanding	Price	Expiration
12/1/03	Herbert Whitaker	75,000	68.95%	$2.99	12/1/13
9/1/05	Stuart Ferguson	33,768	31.05%	$0.90	9/1/15
		108,768	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2011, the Company had advances of approximately $242,000 payable to two of its stockholders. Such advances bore interest at 10% per annum and are due on demand. Management and the Board of Directors are reevaluating the current market trends and terms and expect to reduce such interest rate in 2011. The advances are all due on demand. Interest expense related to such advances for the years ended December 31, 2011 and 2010, and for the period from inception through December 31, 2011, was approximately $13,000, $13,000 and $107,000, respectively.

The Company is in the process of contesting the validity of the two note obligations to these stockholders who were formerly related to the Company. Pending the resolution of this process, the Company has left the obligation on the books and continues to accrue interest in order to show the worst-case scenario in possible payment by the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by GBH CPAs, PC for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, were approximately $47,650 and $50,850, respectively.

Audit-Related Fees

Our auditors aggregate fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $8,225.

Tax Fees

Our accountants did not bill any fees for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2011 and 2010, were $0 and $0 respectively.

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

BIOMODA, INC.

Dated: April 19, 2012	By:
/s/ Maria Zannes
Maria Zannes Chief Executive Officer
/s/ John J. Cousins
John J. Cousins
President and Chief Financial Officer (Principal Accounting Officer)