Form 10-Q
period 2012-03-31
BIOMODA INC/NM
filed 2012-05-15
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of issuer’s shares of Common Stock outstanding as of May 11 2012, was 176,363,963.

PART I. FINANCIAL INFORMATION

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$13,754	$1,073
Prepaid expenses	1,271	1,271
TOTAL CURRENT ASSETS	15,025	2,344

Fixed assets, net of accumulated depreciation of $19,627 and $19,228	7,524	10,080
Patents and trademarks, net of accumulated amortization of $362,468 and $356,870	196,516	192,876
TOTAL ASSETS	$219,065	$205,300

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$509,627	$506,323
Accrued liabilities	506,207	404,744
Advances from stockholders	265,690	263,815
Short-term debt	180,965	180,373
TOTAL CURRENT LIABILITIES	1,462,489	1,355,255
LONG-TERM LIABILITIES
Derivative liabilities - warrant instruments	29,822	32,731
TOTAL LIABILITIES	1,492,311	1,387,986

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Redeemable preferred stock - Series A; no par value; 2,000,000 shares authorized; cumulative and covertible; liquidation and redemption values of $1.50 and $1.80 per share, respectively; no shares issued or outstanding	-	-
Redeemable preferred stock - Series B; no par value; 100 shares authorized; liquidation and redemption values of $6.00; 100 shares issued and outstanding	60,000	60,000
Undesignated preferred stock; 2,000,000 shares authorized; noshares issued and outstanding	-	-
Common stock, no par value, 700,000,000 share authorized; 175,863,963 and 130,314,363 issued and 175,472,388 and 129,922,786 outstanding, respectively	8,659,336	8,080,960
Treasury stock, at cost, 391,575 shares	(1,233)	(1,233)
Deficit accumulated during development stage	(9,991,349)	(9,322,413)
Total stockholders' deficit	(1,273,246)	(1,182,686)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$219,065	$205,300

The accompanying notes are an integral part of these unaudited financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		January 3, 1990 (Inception) to
	2012	2011	March 31, 2012

Revenue	$-	$-	$23

Operating expenses
Professional fees	8,607	79,538	1,624,145
General and administrative	652,785	217,527	7,653,524
Research and development, net of grants received	-	154,129	3,386,701
Depreciation and amortization	5,855	8,816	390,544

Total operating expenses	667,247	460,010	13,054,914

Loss from operations	(667,247)	(460,010)	(13,054,891)

Other income (expense)
Gain on extinguishment of debt	-	-	1,326,028
Gain of sale of assets	-	-	39,225
Unrealized gain (loss) on derivative liabilities- warrant instruments	2,278	(93,745)	2,708,596
Unrealized gain (loss) on derivative liabilities- option instruments	-	(441)	24,568
Unrealized loss on derivative liability-note conversion feature	-	(190,732)	569,150
Other income	-	-	244,479
Interest income	-	84	4,501
Interest expense	(3,967)	(157,965)	(1,853,005)

Total other income (expense)	(1,689)	(442,799)	3,063,542

Gain (Loss) before provision for income taxes	(668,936)	(902,809)	(9,991,349)

Provision for income taxes	-	-	-

Net loss	$(668,936)	$(902,809)	$(9,991,349)

Basic and diluted earnings per common share	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	137,326,941	92,954,664

The accompanying notes are an integral part of these unaudited financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO March 31, 2012
(UNAUDITED)

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
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO March 31, 2012
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
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO March 31, 2012
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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO March 31, 2012
(Continued)

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2009	30,000	1,200					1,200
Issuance of Common Stock for Services, June 2009	30,000	1,200					1,200
Adjustment to Treasury Shares on June 30, 2009		(9,000)			9,000		-
Addition to Treasury Shares September 30, 2009					(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	12,500					12,500
Issuance of Common Stock for Cash, August 2009	100,000	5,000					5,000
Issuance of Common Stock for Services, August 2009	100,000	7,000					7,000
Issuance of Treasury Shares for Services August 2009		220,000					220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	100,000					100,000
Issuance of Treasury Shares for Services October 2009		72,885			2,115		75,000
Net loss, December 31, 2009						(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	7,626,166	-	-	(2,502)	(8,436,160)	(812,496)
Issuance of Common Stock for cash January 2010	400,000	20,000					20,000
Issuance of Common Stock for cash February 2010	800,000	40,000					40,000
Issuance of Common Stock for services February 2010	480,000	105,600					105,600
Issuance of Treasury Shares for Services February 2010		58,731			1,269		60,000
Issuance of Common Stock and Warrants for Cash March 2010	6,250,001	820,000					820,000
Derivative liabilities on debt, warrants and non-employee options		(2,312,922)					(2,312,922)
Issuance of Common Stock for cash June 2010	335,000	53,600					53,600
Issuance of Common Stock for services June 2010	625,000	100,000					100,000
Issuance of Common Stock for services to Directors June 2010	200,000	50,000					50,000
Issuance of Common Stock for cash July 2010	471,184	66,956					66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	-					-
Issuance of Common Stock for services July 2010	2,005,000	384,700					384,700
Issuance of Common Stock for cash August 2010	666,400	94,696					94,696
Issuance of Common Stock for services to Directors August 2010	100,000	17,000					17,000
Issuance of Common Stock for services October 2010	500,000	65,000					65,000
Net loss December 31, 2010						(655,781)	(655,781)
Balance, December 31, 2010	92,936,886	7,189,527	-	-	(1,233)	(9,091,941)	(1,903,647)
Issuance of Common Stock for Services March 2011	100,000	25,000					25,000
Issuance of Common Stock for Conversion of Debt April, 2011	4,681,128	226,997					226,997
Issuance of Common Stock for Series I Warrants April 2011	1,560,000	79,872					79,872
Issuance of Common Stock for Conversion of Debt May, 2011	4,202,961	112,037					112,037
Issuance of Common Stock for Conversion of Debt June, 2011	12,876,443	204,332					204,332
Issuance of Common Stock for Conversion of Debt July, 2011	5,415,278	54,153					54,153
Issuance of Common Stock for Series I Warrants July 2011	4,000,000	40,000					40,000
Issuance of Common Stock for Cash August 2011	2,500,000	25,000					25,000
Issuance of Common Stock for Series I cashless Warrants August 2011	2,041,667	-					-
Issuance of Preferred Stock for Conversion of Accrued Liabilities		-	100	60,000			60,000
Derivative liabilities on debt, warrants and non-employees options		124,042					124,042
Net loss, December 31, 2011						(230,472)	(230,472)
Balance, December 31, 2011	130,314,363	$8,080,960	100	$60,000	$(1,233)	$(9,322,413)	$(1,182,686)
Issuance of Common Stock for exercise of Series I Warrants February 2012	2,000,000	20,000					20,000
Issuance of Common Stock for Services February 2012	40,749,600	529,745					529,745
Derivative liabilities on debt, warrants and non-employees options		631					631
Issuance of Common Stock for Cash March 2012	2,800,000	28,000					28,000
Net Income, March 31, 2012						(668,936)	(668,936)
Balance, March 31, 2012	175,863,963	$8,659,336	100	$60,000	$(1,233)	$(9,991,349)	$(1,273,246)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			January 3, 1990
	For the Three Months Ended		(inception) to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(668,936)	$(902,809)	$(9,991,349)
Adjustments to reconcile net earnings to net cash used in operating activities
Stock based compensation	529,745	25,000	4,527,821
Depreciation and amortization	5,855	3,815	384,711
Unrealized gain on derivative liabilities - warrant instruments	(2,278)	93,745	(2,708,596)
Unrealized gain on derivative liabilities - options	-	441	(24,567)
Unrealized gain on derivative liabilities - note conversion feature	-	190,732	(569,150)
Amortization of debt discount	-	140,000	1,203,886
Amortization of deferred financing costs	-	5,000	29,573
Write-off of license fee	-	-	1,250
Write-off of accounts payable	(32,654)	-	(32,654)
Gain/loss on sale of assets	-	-	(4,830)
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,283,964)
Changes in operating assets and liabilities
Accounts receivable	-	-	174,222
Prepaid expenses and other current assets	-	3,710	39,101
Advances on research grants	-	-	-
Accounts payable and accrued liabilities	143,545	198,165	1,748,069

Net cash used in operating activities	(24,723)	(242,201)	(6,503,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	-	6,327
Purchase of equipment	-	-	(37,443)
Organizational costs	-	-	(560)
Purchases of patents, trademarks and licenses	(9,096)	(4,166)	(575,232)

Net cash used in investing activities	(9,096)	(4,166)	(606,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	48,000	-	4,291,008
Proceeds from/ repayments of stockholders' advances	(1,500)	3,375	222,906
Repayment of line of credit from affiliated entity	-	-	(341,107)
Proceeds/repayments of short-term debt	-	592	(104,954)
Proceeds/repayments of convertible short-term debt, net	-	-	480,000
Proceeds from line of credit from affiliated company	-	-	2,680,882
Proceeds/repayments of long-term debt, net	-	(3,627)	(91,226)
Acquisition of treasury stock	-	-	(13,617)

Net cash provided by financing activities	46,500	340	7,123,892

NET INCREASE IN CASH	12,681	(246,027)	13,754

Cash at beginning of period	1,073	248,770	-

Cash at end of period	$13,754	$2,743	$13,754

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Accrued salaries converted to preferred stock	$-	$-	$65,504
Derivative liability incurred through issuance of warrants	$-	$-	$3,370,622
Settlement of derivative liabilities	$631	$-	$1,182,372
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768
Common stock issued to extinguish related party debt	$-	$-	$50,000
Discount on note payable related to deferred financing costs	$-	$-	$60,000
Discount on note payable related to derivative conversion feature	$-	$-	$500,000
Conversion of notes payable and accrued interest to common stock	$-	$-	$597,519
Fixed assets used to settle accounts payable	$2,157	$-	$2,157

The accompanying notes are an integral part of these unaudited financial statements.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2010 Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for 2011 as reported on Form 10-K have been omitted.

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

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990, and have not generated any significant revenues from operations and there is no assurance of any future revenues.  As of March 31, 2012, we had an accumulated deficit of $9,991,349, cash on hand of $13,754 and a working capital deficit of $1,447,464.  For the three months ended March 31, 2012, we incurred net losses of $668,936.  Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and the September 15, 2010, 5-Year Warrants, as of March 31, 2012, the Company has a total potential obligation to issue up to 201,996,493 shares of common stock upon the exercise of outstanding warrants and options.  The dilutive effect of these potential share issuances greatly impacts our ability to secure new funding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on our financial position or results from operations.

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events from March 31, 2012, through the issuance date of this report, and there are no other material events to report.

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Biomoda reported a net loss for the three months ended March 31, 2012 and 2011.  As a result, shares of common stock issuable upon exercise of 108,768 stock options and 153,887,725 warrants under the March, 2010 funding and 48,000,000 under the September, 2010 financing, have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such securities would be anti-dilutive.

5. RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, Biomoda had advances and accrued interest of $265,872 and $263,815, payable to two of its stockholders and Biomoda’s Chief Executive Officer. The advances by stockholders bore interest at 10% per annum and are due on demand. The advances from Biomoda’s Chief Executive Officer are due on April 17, 2012 and bear interest at 10% per annum. Interest expense related to such advances for the quarter ended March 31, 2012 and for the period from inception through March 31, 2012, was approximately $3,500, and $125,000, respectively. The Company is in the process of contesting the validity of the two note obligations to the stockholders who were formerly related to the Company. Pending the resolution of this process, the Company has left the obligation on the books and continues to accrue interest in order to show the worst case scenario in possible payment by the Company.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6. CONVERTIBLE NOTES

On September 15, 2010, Biomoda, Inc. entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Purchasers”), pursuant to which the Company sold in a private placement transaction (the “Financing”) for $500,000 in cash (i) $560,000 in principal amount of convertible notes (“Notes”) that matured on August 31, 2011, with a conversion price equal to the lesser of $0.25 or 80% of the average of the three lowest daily value weighted average prices (“VWAP”) for the 20 consecutive trading days prior to the date on which a Purchaser elects to convert all or part of its Note and (ii) 5-Year Warrants to purchase an aggregate of 2,000,000 shares of common stock with an exercise price of $0.25 per share.  The Notes also included a provision that protected the holders from declines in the Company’s stock price.  The interest rate was 10% per annum and accrued until either maturity date or conversion of the Notes into shares of Biomoda common stock.

The 2,000,000 warrants included provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  See Note 9 for further discussion of the treatment of these warrants.

In connection with conversion features, the Notes were originally discounted by $560,000 and the discount on the Notes was accreted over their term. During the three months ended March 31, 2011, the Company recognized $140,000 of interest expense related to the accretion of the discount.

In March 2011, the Company and the Note holders agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of any conversion notice.   This extended look-back period was in effect until April 15, 2011.

On July 12, 2011, the entire Notes’ principal of $560,000, together with accrued interest of $37,519, was converted into 27,175,810 shares of the Company’s common stock.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

7.  COMMON, TREASURY AND SERIES B PREFERRED STOCK

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

During the year ended December 31, 2011, we issued an aggregate of 100 shares of Series B Preferred Stock (50 shares to each of Maria Zannes, our Chief Executive Officer, and John Cousins, our Chief Financial Officer) in satisfaction of $60,000 of accrued salaries due as of September 30, 2011.

COMMON STOCK

2012 Activity

During the three months ended March 31, 2012, Biomoda issued 2,000,000 shares pursuant to an exercise of 5-Year Warrants in exchange for cash proceeds of $20,000 at $0.01 per share.

During the three months ended March 31, 2012, Biomoda issued 40,749,600 restricted common shares for services. These shares were valued at $529,745 based upon the Company’s stock price of $0.013 per share on the date of grant.

During the three months ended March 31, 2012, Biomoda issued 2,800,000 shares for cash proceeds of $28,000 at $0.01 per share.

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

2012 Activity

The Company had no activity in Treasury Stock during the three months ended March 31, 2012.  As of March 31, 2012, Biomoda had 391,575 treasury shares remaining, acquired at a cost of $1,233.

2011 Activity

The Company had no activity in Treasury Stock during the year ended December 31, 2011.

OTHER

In 2012, as noted above, the Company issued shares of common stock through the exercise of outstanding Series II Warrants. Accordingly, the Company credited the derivative liability associated with the Warrants in the amount of $631 to stockholders’ equity for the three months ended March 31, 2012.  See Note 9 for further discussion.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.  STOCK OPTIONS AND WARRANTS

Options

No options were granted during the three months ended March 31, 2012 and 2011, respectively. All options outstanding are fully vested and exercisable, and there was no unrecognized stock-based compensation expense as of March 31, 2012 and 2011, respectively.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at December 31, 2011	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at March 31, 2012	108,768	$2.34

Outstanding and exercisable options had a weighted average remaining life of 3.21 years and no intrinsic value as of March 31, 2012.  The conversion of the remaining Notes into shares of the Company’s common stock on July 13, 2011, eliminated liability accounting for these non-employee options; however, at that time, the options had a derivative valuation of zero.

Warrants

A summary of the changes in warrants outstanding during the three months ended March 31, 2012 and the year ended 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010*	8,875,001	$0.25
Issued	-	-
Exercised	(11,560,000)	0.01
Warrants issued pursuant to anti-dilution provisions	206,572,724	0.01
Outstanding at December 31, 2011*	203,887,725	$0.01

Issued	-	-
Exercised	2,000,000	0.01
Warrants issued pursuant to anti-dilution provisions	-	-
Cancelled/expired	-	-
Outstanding at March 31, 2012	201,887,725	$0.01

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

As of March 31, 2012, outstanding warrants had an intrinsic value of $100,944 and a weighted average remaining contractual term of 3.08 years.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES

Series I Warrants

In connection with the issuance of Series I warrants in March 2010, the Company determined that Series I Warrants to initially purchase a total of 6,875,004 shares of common stock issued pursuant to the March 2010 private placement contained provisions that protect holders from declines in Biomoda’s stock price that could result in modification of the exercise price under the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of these warrants at inception was recognized as derivative warrant instruments and will be measured at fair value at each reporting period.  Accordingly, during the period ended March 31, 2010, the Company charged the amount of $1,780,583 to stockholders' equity.

The Company measured the fair value of these instruments as of March 31, 2012, and recorded an unrealized gain for the three months ended March 31, 2012 of $431.  The Company determined the fair values of these securities during the period using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of March 31, 2012:

	Assumptions at March 31, 2012	Assumptions at December 31, 2011
Common stock issuable upon exercise of warrants	153,887,725	153,887,725
Estimated market value of common stock on measurement date	$0.0105	$0.014
Exercise price	$0.01	$0.01
Risk-free interest rate (1)	0.27%	0.84%
Warrant lives in years	2.96	3.21
Expected volatility (2)	395.77%	196.99%
Expected dividend yield (3)	None	None
Probability of reset to conversion price (4)	40%	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower that the warrants’ exercise price.

At March 31, 2012, the derivative liability associated with the remaining Series I Warrants was $17,497.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

5-Year Warrants

The Company determined that the 5-Year Warrants issued in connection with the sale of the Notes discussed in Note 6 to initially purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share contain provisions that protect the holders from declines in the Company’s stock price that could result in modification of the exercise price of the warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.  As a result, these warrants were not indexed to the Company’s own stock.  The fair value of the 5-Year Warrants was recognized as a derivative warrant instrument and will be measured at fair value at each reporting period.  Accordingly, on September 15, 2010, the Company established a derivative liability for the 5-Year Warrants of $492,518.

During the three months ended March 31, 2012, the Company 2,000,000 5-Year Warrants were exercised at a price per share of $0.01 for cash proceeds of $20,000.  The derivative liability value associated with the warrants exercised as of the date of conversion was $631; the Company credited the derivative liability associated with the exercised warrants to stockholders’ equity.

The Company measured the fair value of these instruments as of March 31, 2012, and recorded an unrealized gain for the three months ended March 31, 2012, of $1,847. The Company determined the fair values of these securities using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of March 31, 2012:

	Assumptions at March 31, 2012	Assumptions at December 31, 2011
Common stock issuable upon exercise of warrants	48,000,000	50,000,000
Estimated market value of common stock on measurement date	$0.105	$0.014
Exercise price	$0.01	$0.01
Risk-free interest rate (1)	27%	1.03%
Warrant lives in years	3.46	3.71
Expected volatility (2)	395.77%	196.99%
Expected dividend yield (3)	None	None
Probability of reset to conversion price (4)	40%	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of one year.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower that the warrants’ exercise price.

At March 31, 2012, the derivative liability associated with the 5-year Warrants was $12,325.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

Activity for derivative instruments during the three months ended March 31, 2012 and 2011, was as follows:

	Balance at December 31, 2010	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at March 31, 2011
Derivative warrant instruments – Series I	$597,528	$-	$70,900	$668,428
Derivative warrant instruments –5-year Warrants issued with Notes	189,553	-	22,845	212,398
Derivative instrument – convertible debt	741,589	-	190,732	932,321
Derivative option instruments	5,975	-	441	6,416
Total	$1,534,645	$-	$284,918	$1,819,563

	Balance at December 31, 2011	Derivative liability settled during the period		Increase (Decrease) in Fair Value of Derivative Liability	Balance at March 31, 2012
Derivative warrant instruments – Series I	$17,928	$		$(431)	$17,497
Derivative warrant instruments –5-year Warrants issued with Notes	14,803		631	(1,847)	12,325
Total	$32,731		$631	$(2,278)	$29,822

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

As required by FASB ASC Topic No. 820-10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes valuation model (see Note 9 for the assumptions) for the Company’s Series I Warrants  and 5-year Warrants and for all other warrants and non-employee options and for the conversion feature contained in the Note.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

10.   FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements at March 31, 2012
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2012
Derivative warrant instruments	$--	$--	$29,822	$29,822
Total	$--	$--	$29,822	$29,822

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended March 31,
	2012	2011
Beginning balance	$32,731	$(1,534,645)
Total gains/(losses)	(2,278)	(284,918)
Settlements	631	124,042
Additions	-	-
Transfers		-
Ending balance	$29,822	$(1,819,563)
Change in unrealized losses included in earnings relating to derivatives still held as of March 31, 2012 and 2011	$631	$(284,918)

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

11. LEGAL UPDATE

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011, for $35,000, with post-judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed, and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal.   Biomoda intends to pursue collection of the judgment.

12. SUBSEQUENT EVENTS

Subsequent to March 31, 2012, 500,000 shares were issued to an investor at a price per share of $0.01 for cash proceeds of $5,000.

In April 2012, the Company entered into a convertible loan agreement for $250,000. The Lenders agreed to lend Biomoda $250,000 for a term not to exceed six (6) months. Biomoda shall repay the Lenders the principal amount of $250,000 plus $45,000 in interest and a loan origination fee and any expense reimbursement at the end of the Term or at an earlier time. The amount of repayment is fixed at $295,000 which includes the principal amount of $250,000 plus interest and loan origination fee plus any expense reimbursement. The Lenders shall have the option of receiving a) repayment of $270,000 in cash and 2,500,000 shares of restricted common stock or b) 29,500,000 shares of restricted common stock at an agreed share price of one cent ($0.01) per share. Lenders also have the right after three months to convert into restricted common shares at a share price of one cent ($0.01) per share for a total of 29,500,000 shares. Any such conversion must be for the entire loan. Biomoda has the right to prepay the loan at any time, however the Lenders when notified of Biomoda’s election to prepay will determine in what form whether a)
or b) above shall be the form of the repayment.

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

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations. There is no assurance of any future revenues. As of March 31, 2012, Biomoda had an accumulated deficit of $9,991,349 and a working capital deficit of $1,447,464. For the three months ended March 31, 2012, we incurred net losses of $668,936. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures.

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

Plan of Operation

We are currently considering several options to raise sufficient capital to meet operating expenses.  Assuming we receive additional funding, our plan of operation for the next 18 to 36 months is to complete research to optimize the CyPath® diagnostic assay, conduct the pivotal clinical trial and submit clinical study results to the U.S. Food and Drug Administration ("FDA") for a Class III approval of the CyPath® assay as a medical device for the detection of lung cancer.  Completed in the first quarter of 2011, the pilot clinical study showed that CyPath® is a significant new biomarker for lung cancer.  The pilot study demonstrated CyPath®’s ability to discriminate between cancer and non-cancer cohorts by identifying and quantifying cellular characteristics that differ between groups of individuals at high risk for developing cancer and those who already have the disease.  The pilot clinical trial consisted of two cohorts: patients with a confirmed diagnosis of cancer that had not begun treatment for the disease and high-risk participants, including military veterans in New Mexico, with a history of heavy smoking.

We plan to conduct optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and enhance commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.  In April 2012, we validated the grant of patents from the European Patent Office in fourteen countries, the UK, Germany, France, Spain, Italy, Ireland, Switzerland, Netherlands, Luxembourg, Belgium, Sweden, Finland, Denmark, and Greece.

Our initial product is an in-vitro diagnostic test for lung cancer that will be used to evaluate sputum samples obtained non-invasively from patients.  The samples will be sent to a Biomoda laboratory where they will be analyzed with the CyPath® labeling solution to determine the presence, or absence, of lung cancer or precancerous cells.  Our diagnostic test can be adapted for use on other tissue and body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers.  The Company anticipates conducting a series of feasibility studies to select cancers for which CyPath® may be developed as a diagnostic and/or screening technology.

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

Management plans to augment laboratory research and development by expanding the clinical and research team, both internally and by partnering with major medical and scientific research institutions.  In the first quarter of 2012, Biomoda contracted with Medi-Pharm Consulting, LLC, for strategic business development services.  The professionals on the Medi-Pharm team jointly have more than 100 years of management experience in the biomedical/biotechnology sector.  Medi-Pharm will assist Biomoda with strategic planning, technology commercialization and business development.

Biomoda is seeking FDA approval of its cytology-based screening technology as a Class III medical device under the Pre-Market Approval ("PMA") process.  When pilot clinical trial results are complete, the Company intends to file a report with the FDA informing the agency of study findings and submit a pre-IDE (“Investigational Device Exemption”) filing.

OTHER INITIATIVES

Internal Studies

We are conducting optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and enhance commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.  In 2011, the European Patent Office granted our patent application, and in April 2012, we validated the patent in fourteen European Union countries.

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

In 2011, we also submitted an application for a Small Business Innovation Research (SBIR) grant in response to National Institutes of Health solicitation PHS 2012-1 #309: “Development of Low-Cost, Small Multi-Analyte Technologies for Cancer Diagnosis, Prognosis and Early Detection” to implement this new light source as part of our optimization work and initiatives.

We also submitted an application for a second SBIR grant in response to National Institutes of Health solicitation PHS 2012-1 #309: “Development of Low-Cost, Small Multi-Analyte Technologies for Cancer Diagnosis, Prognosis and Early Detection” to develop and refine a liquid-based assay for flow cytometry.  This proposed research is part of our optimization work and initiatives to increase the accuracy of our assay before we launch the larger pivotal clinical trial.  We will collaborate with a leading molecular profiling and diagnostics company if we are awarded this SBIR grant.

Our diagnostic test can be adapted for use on other tissue and body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers.  Toward that end, we are developing protocols for feasibility studies to adapt the CyPath® technology for the identification and analysis of circulating tumor cells and the diagnosis of breast and cervical cancer.

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

In April 2012, we validated the European Patent Office patent in fourteen European Union counties, including the United Kingdom, Germany, France, Spain, Italy, Ireland, Switzerland, the Netherlands, Luxemburg, Belgium, Sweden, Finland, Denmark and Greece.

The U.S. Patent and Trademark Office has registered the marks CyPath® and CyDx®, and the World Intellectual Property Organization has registered Biomoda as a world trademark as of November 10, 2010.

RESULTS OF CONTINUING OPERATIONS

We have recorded no significant revenue from inception through March 31, 2012.

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended March 31, 2012 and 2011

REVENUE.  As of March 31, 2012, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $0 for the three months ended March 31, 2012, from $154,129 for the three months ended March 31, 2011, due to our limited funding. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $661,392 for the three months ended March 31, 2012, from $217,527 for the three months ended March 31, 2011.  The increase was primarily related to stock issuances for services in 2012. We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants, options and convertible note instruments.  Interest expense decreased for the three months ended March 31, 2012, to $3,967 from $157,965 for the three months ended March 31, 2011. This decrease is attributable to the accelerated amortization of the discount on the convertible notes issued on September 15, 2010, due to their conversion into common shares during the 2011 period.  Also, during the three months ended March 31, 2012, we recognized an unrealized non-cash gain from the decrease in the fair value of the derivative liability related to our outstanding warrants of $2,278.

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

Contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and the September 15, 2010, 5-Year Warrants, and options, carry a total potential obligation to issue up to 201,996,493 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees. That obligation exceeded the Company’s 150,000,000 authorized shares of common stock. Consequently, shareholders were asked to approve an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 700,000,000. A majority of shareholders approved the amendment at the Annual Meeting of Shareholders on September 16, 2011.

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

The September Purchasers contacted the Company to notify it of their intention to convert their Notes at the VWAP price that at the time of contact was calculated at $0.0501, and on March 11, 2011, the Company and the September Purchasers agreed to extend the look-back provision of the VWAP from 20 days to 40 days from the date of conversion.  This extended look-back was intended to avert an immediate conversion of the note and provide time for the Company to negotiate an agreement that would not result in significant increases in warrants that was threatened by the terms of current agreements with March Purchasers and September Purchasers.  The Parties did not reach a mutually acceptable agreement to modify existing provisions and avert substantial increases in warrant holdings.

On September 28, 2011, Biomoda filed a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) for the resale of up to 206,387,725 shares of our common stock, including 201,887,725 shares of common stock issuable upon exercise of outstanding common stock purchase warrants currently exercisable at $0.01 per share.  The selling stockholders may sell common stock from time to time in the principal market on which the stock is traded at the prevailing market price or in negotiated transactions. The selling stockholders may be deemed underwriters of the shares of common stock which they are offering.

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

Product development expenditures, including personnel expense and general and administrative expense were $0 for the three months ended March 31, 2012.  Funds for operations, product development and capital expenditures were provided from the sale of company stock, warrants and a convertible debenture.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Biomoda currently is insolvent and will remain insolvent until new funding is secured. The Company is investigating all means of funding, including restructuring.  Management believes that Biomoda’s technology is sound and can be developed to commercialization if funding for research and clinical trials can be secured.  Management continues to work without pay to procure investment, and the Company is in conversations with several potential investors to resolve the current financial situation and continue with technology and commercial development.  Biomoda currently has obligations of approximately $1,000,000.  The anticipated capital needs for the next 12 months are $2,000,000, for a total capital raise of $3,000,000.  This amount is planned to fund the optimization work leading to the pivotal trial.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of fiscal year 2011.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, March 31, 2012.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

CHANGES IN CONTROLS AND PROCEDURES

No significant changes were made to improve our internal controls over financial reporting during the three months ended March 31, 2012.  We have implemented checklists for beginning-of-month, mid-month and end-of-month activities which are reviewed by management.  Management continues to address the deficiencies in our control and procedures.   We have completed an Accounting Manual and Employee Manual and implemented a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011, for $35,000, with post judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal.  Biomoda intends to pursue collection of the judgment.

Item 2.  CHANGES IN SECURITIES

Registered Securities Sales

Warrant holders exercised 2,000,000 warrants during the three months ended March 31, 2012.

Unregistered Security Sales

From April 2011 through July 2011, the holders of the Notes converted Note principal amounts to common shares at conversion prices ranging from $0.0512 per share to $0.01.

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

Dated: May 15, 2012
	By:	/s/ Maria Zannes
Maria Zannes Chief Executive Officer
/s/ John J. Cousins
John J. Cousins
President and Chief Financial Officer (Principal Accounting Officer)