Form 10-Q
period 2012-06-30
BIOMODA INC/NM
filed 2012-08-20
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of issuer’s shares of Common Stock outstanding as of August 14 2012, was 176,363,963.

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

BIOMODA, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	720	1,073
Prepaid expenses	3,705	1,271
TOTAL CURRENT ASSETS	4,425	2,344

Deferred charges	-	750
Fixed assets, net of accumulated depreciation of $20,043 and $19,627	7,108	10,080
Patents and trademarks, net of accumulated amortization of $370,738 and $357,013	288,001	192,126

TOTAL ASSETS	299,534	205,300

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	570,222	506,323
Accrued liabilities	548,191	404,744
Advances from stockholders	269,065	263,815
Short-term debt	181,558	180,373
Convertible debt, net of discount of $57,378	192,622	-

TOTAL CURRENT LIABILITIES	1,761,658	1,355,255
LONG-TERM DEBT
Derivative liabilities - warrant instruments	29,472	32,731

TOTAL LIABILITIES	1,791,130	1,387,986

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000 shares authorized; cumulative and convertible; liquidation and redemption values of $1.50 and $1.80 per share, respectively; no shares issued or outstanding	-	-
Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred Shares Series B; no par value; 100 shares authorized; liquidation and redemption values of $6.00; 100 shares issued and outstanding	60,000	60,000
Common stock, no par value, 700,000,000 share authorized; 176,363,963 and 130,314,363 issued and 175,972,388 and 129,922,788 outstanding, respectively	8,761,836	8,080,960
Treasury stock, at cost, 391,575 shares	(1,233)	(1,233)
Deficit accumulated during development stage	(10,312,199)	(9,322,413)
TOTAL STOCKHOLDERS' DEFICIT	(1,491,596)	(1,182,686)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	299,534	205,300

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended June 30,		For the three months ended June 30,		January 3, 1990 (Inception) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$-	$-	$-	$-	$23

Operating expenses
Professional fees	75,838	72,291	67,231	(7,247)	1,691,376
General and administrative	823,252	388,800	170,467	171,273	7,823,991
Research and development, net of grants received	8,916	220,833	8,916	66,704	3,395,617
Depreciation and amortization	14,540	18,278	8,685	9,462	399,229

Total operating expenses	922,546	700,202	255,299	240,192	13,310,213

Loss from operations	(922,546)	(700,202)	(255,299)	(240,192)	(13,310,190)

Other income (expense)
Gain on extinguishment of debt	-	-	-	-	1,326,028
Gain of sale of assets	-	3,000	-	3,000	39,225
Unrealized gain (loss) on derivative liabilities - warrant instruments	2,628	(2,896,477)	350	(2,802,732)	2,708,946
Unrealized gain on derivative liabilities - options	-	4,127	-	4,568	24,568
Unrealized loss on derivative liability-note conversion liability	-	210,587	-	401,319	569,150
Other income	-	-	-	-	244,479
Interest income	-	84	-	-	4,501
Interest expense	(69,868)	(415,254)	(65,901)	(247,289)	(1,918,906)

Total other income (expense)	(67,240)	(3,093,933)	(65,551)	(2,641,134)	2,997,991

Gain (Loss) before provision for income taxes	(989,786)	(3,794,135)	(320,850)	(2,881,326)	(10,312,199)

Provision for income taxes	-	-	-	-	-

Net loss	$(989,786)	$(3,794,135)	$(320,850)	$(2,881,326)	$(10,312,199)

Basic and diluted earnings per common share	$(0.01)	$(0.04)	$0.00	$(0.03)

Basic and diluted weighted average number of common shares outstanding	156,760,286	98,013,073	176,193,631	103,015,895

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO June 30, 2012
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
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO June 30, 2012
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
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO June 30, 2012
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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO June 30, 2012
(Continued)

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2009	30,000	1,200					1,200
Issuance of Common Stock for Services, June 2009	30,000	1,200					1,200
Adjustment to Treasury Shares on June 30, 2009		(9,000)			9,000		-
Addition to Treasury Shares September 30, 2009					(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	12,500					12,500
Issuance of Common Stock for Cash, August 2009	100,000	5,000					5,000
Issuance of Common Stock for Services, August 2009	100,000	7,000					7,000
Issuance of Treasury Shares for Services August 2009		220,000					220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	100,000					100,000
Issuance of Treasury Shares for Services October 2009		72,885			2,115		75,000
Net loss, December 31, 2009						(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	7,626,166	-	-	(2,502)	(8,436,160)	(812,496)
Issuance of Common Stock for cash January 2010	400,000	20,000					20,000
Issuance of Common Stock for cash February 2010	800,000	40,000					40,000
Issuance of Common Stock for services February 2010	480,000	105,600					105,600
Issuance of Treasury Shares for Services February 2010		58,731			1,269		60,000
Issuance of Common Stock and Warrants for Cash March 2010	6,250,001	820,000					820,000
Derivative liabilities on debt, warrants and non-employee options		(2,312,922)					(2,312,922)
Issuance of Common Stock for cash June 2010	335,000	53,600					53,600
Issuance of Common Stock for services June 2010	625,000	100,000					100,000
Issuance of Common Stock for services to Directors June 2010	200,000	50,000					50,000
Issuance of Common Stock for cash July 2010	471,184	66,956					66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	-					-
Issuance of Common Stock for services July 2010	2,005,000	384,700					384,700
Issuance of Common Stock for cash August 2010	666,400	94,696					94,696
Issuance of Common Stock for services to Directors August 2010	100,000	17,000					17,000
Issuance of Common Stock for services October 2010	500,000	65,000					65,000
Net loss December 31, 2010						(655,781)	(655,781)
Balance, December 31, 2010	92,936,886	7,189,527	-	-	(1,233)	(9,091,941)	(1,903,647)
Issuance of Common Stock for Services March 2011	100,000	25,000					25,000
Issuance of Common Stock for Conversion of Debt April, 2011	4,681,128	226,997					226,997
Issuance of Common Stock for Series I Warrants April 2011	1,560,000	79,872					79,872
Issuance of Common Stock for Conversion of Debt May, 2011	4,202,961	112,037					112,037
Issuance of Common Stock for Conversion of Debt June, 2011	12,876,443	204,332					204,332
Issuance of Common Stock for Conversion of Debt July, 2011	5,415,278	54,153					54,153
Issuance of Common Stock for Series I Warrants July 2011	4,000,000	40,000					40,000
Issuance of Common Stock for Cash August 2011	2,500,000	25,000					25,000
Issuance of Common Stock for Series I cashless Warrants August 2011	2,041,667	-					-
Issuance of Preferred Stock for Conversion of Accrued Liabilities		-	100	60,000			60,000
Derivative liabilities on debt, warrants and non-employees options		124,042					124,042
Net loss, December 31, 2011						(230,472)	(230,472)
Balance, December 31, 2011	130,314,363	$8,080,960	100	$60,000	$(1,233)	$(9,322,413)	$(1,182,686)
Issuance of Common Stock for Series I Warrants February 2012	2,000,000	$20,000					20,000
Issuance of Common Stock for Services March 2012	40,749,600	$529,745					529,745
Derivative liabilities on debt, warrants and non-employee options		$631					631
Discount on convertible debt		$97,500					97,500
Issuance of Common Stock for Cash March 2012	2,800,000	$28,000					28,000
Issuance of Common Stock for Cash May 2012	500,000	$5,000					5,000
Net loss, June 30, 2012						$(989,786)	(989,786)
Balance, June 30, 2012	176,363,963	$8,761,836	100	$60,000	$(1,233)	$(10,312,199)	$(1,491,596)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six Months Ended		January 3, 1990
	June 30,		(inception) to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(989,786)	$(3,794,135)	$(10,312,199)
Adjustments to reconcile net earnings to net Cash used in operating activities
Depreciation and amortization	14,540	18,278	399,229
Amortization of beneficial conversion feature discount	40,122	379,509	600,122
Amortization of deferred financing costs	-	10,000	29,573
Gain on sale of assets	-	(3,000)	(39,225)
Stock based compensation	529,745	25,000	4,527,821
Unrealized gain (loss) on derivative liabilities - warrant instruments	(2,628)	2,896,477	(2,708,946)
Unrealized gain on derivative liabilities - options	-	(4,127)	(24,568)
Unrealized gain on derivative liabilities - note conversion feature	-	(210,587)	(569,150)
Interest expense incurred on issuance of convertible debt	-	-	643,886
Write-off of license fee	-	-	1,250
Write-off of legal fee	(32,654)	-	(32,654)
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,326,028)
Changes in operating assets and liabilities:
Accounts receivable	-	(35,000)	-
Prepaid expenses and other current assets	(1,684)	6,222	(3,705)
Other assets			-
Accounts payable and accrued liabilities	250,092	414,499	1,807,916

Net cash used in operating activities	(192,253)	(296,864)	(7,003,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of patents, trademarks and licenses	(109,600)	(29,880)	(675,736)
Purchase of equipment	-	-	(37,443)
Organizational costs	-	-	(560)
Proceeds from sale of equipment	-	3,000	6,327

Net cash used in investing activities	(109,600)	(26,880)	(707,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	53,000	79,872	4,296,008
Proceeds/(repayments) of short-term debt	-	1,184	181,558
Proceeds from convertible short-term debt, net	250,000	-	730,000
Proceeds/(repayments) of stockholders' advances, net	(1,500)	3,375	269,065
Proceeds from line of credit from affiliated company	-	-	2,680,882
Repayment of line of credit from affiliated entity	-	-	(341,107)
Acquisition of treasury stock	-	-	(13,617)
Proceeds/(repayments) of long-term debt, net	-	(3,627)	(91,226)

Net cash provided by financing activities	301,500	80,804	7,711,563

NET INCREASE IN CASH	(353)	(242,940)	720

Cash at beginning of period	1,073	248,770	-

Cash at end of period	$720	$5,830	$720

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Accrued salaries converted to preferred stock	$-	$-	$65,504
Derivative liability incurred through issuance of warrants	$-	$-	$3,370,622
Settlement of derivative liabilities	$631	$-	$1,182,372
Interest converted to note payable	$-	$-	$159,462
Common stock issued to extinguish related party debt	$-	$-	$1,418,768
Common stock issued to extinguish related party debt	$-	$-	$50,000
Discount on note payable related to deferred financing costs	$-	$-	$60,000
Discount on note payable related to conversion feature	$97,500	$-	$597,500
Conversion of notes payable and accrued interest to common stock	$-	$543,366	$597,519
Derivative liability settled with warrant exercise	$-	$94,235	$94,235
Derivative liability settled with note conversion	$-	$495,864	$495,864
Fixed asset used to settle accounts payable	$2,157	$-	$2,157

The accompanying notes are an integral part of these consolidated financial statements.

 __________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Biomoda, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2011 Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for 2011 as reported on Form 10-K have been omitted.

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

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990, and have not generated any significant revenues from operations and there is no assurance of any future revenues.  As of June 30, 2012, we had an accumulated deficit of $10,312,199, cash on hand of $720 and a working capital deficit of $1,757,233.  For the six months ended June 30, 2012, we incurred a net loss of $989,786.  Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and the September 15, 2010, 5-Year Warrants, as of June 30, 2012, the Company has a total potential obligation to issue up to 201,996,493 shares of common stock upon the exercise of outstanding warrants and options.  The dilutive effect of these potential share issuances greatly impacts our ability to secure new funding.

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

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events from June 30, 2012, through the issuance date of this report, for disclosure.

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Biomoda reported a net loss for the six months ended June 30, 2012 and 2011.  As a result, shares of common stock issuable upon conversion of debt and accrued interest of 29,500,000, exercise of 108,768 stock options, exercise of 153,887,725 warrants under the March 2010 funding and 48,000,000 under the September 2010 financing, have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such securities would be anti-dilutive.

5. RELATED PARTY TRANSACTIONS

As of June 30, 2012, and December 31, 2011, Biomoda had advances and accrued interest of $269,065 and $263,815, payable to two of its stockholders and Biomoda’s Chief Executive Officer. The advances by stockholders bear interest at 10% per annum and are due on demand. The Company is in the process of contesting the validity of the two note obligations to the stockholders who were formerly related to the Company. Pending the resolution of this process, the Company continues to reflect the obligation in the accompanying financial statements and continues to accrue interest. The advances from Biomoda’s Chief Executive Officer were due on April 17, 2012 and bear interest at 10% per annum. Interest expense related to all related party advances for the quarter ended June 30, 2012, and for the period from inception through June 30, 2012, was approximately $7,000, and $128,500, respectively.

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

In connection with conversion features, the Notes were originally discounted by $560,000 and the discount on the Notes was accreted over their term. During the six months ended June 30, 2011, the Company recognized $233,845 of interest expense related to the accretion of the discount.

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

In April 2012, the Company entered into a convertible loan agreement for $250,000 secured by a Uniform Commercial Code security interest in Biomoda’s awarded and pending patents in the United States and the European Union. The Lenders agreed to lend Biomoda $250,000 for a term not to exceed six (6) months. The terms of the loan agreement provide that Biomoda repay the Lenders the principal amount of $250,000 plus $45,000 in interest and any loan origination fee and expense reimbursement at the end of the Term or at an earlier time. The amount of repayment is fixed at $295,000 to include the principal amount of $250,000 plus interest.  There was no loan origination fee or any expense reimbursement.  The Lenders have the option of receiving i) repayment of $270,000 in cash and 2,500,000 shares of restricted common stock or ii) 29,500,000 shares of restricted common stock at an agreed share price of one cent ($0.01) per share.  The Lenders also have the right after three months to convert into restricted common shares at a share price of one cent ($0.01) per share for a total of 29,500,000 shares.  Any such conversion is required to be for the entire loan.  Biomoda has the right to prepay the loan at any time; however, the Lenders when notified of Biomoda’s election to prepay, have the right to determine the form of repayment whether by cash or conversion to stock at an agreed share price of one cent ($0.01) per share.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, Biomoda evaluated the conversion feature of the notes and determined that the conversion rate was lower than the market value of the common stock which resulted in the recognition of a beneficial conversion feature.  A debt discount of $97,500 was recorded as the intrinsic value of the beneficial conversion feature and reduced the face value of the convertible loan.  The discount is being amortized over the term of the convertible loan. During the period ended June 30, 2012, Biomoda recognized $40,122 of interest expense related to the accretion of the discount.

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

COMMON STOCK

2012 Activity

During the three months ended June 30, 2012, Biomoda issued 500,000 restricted common shares to a Director for cash proceeds of $5,000 at a stock price of $0.01 per share.

During the three months ended March 31, 2012, Biomoda issued 2,000,000 common shares pursuant to an exercise of 5-Year Warrants in exchange for cash proceeds of $20,000 at $0.01 per share.

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

During the three months ended June 30, 2012, Biomoda issued 500,000 restricted common shares to a Director for $5,000 at a stock price of $0.01 per share.

TREASURY STOCK

We account for treasury stock as a reduction in capital stock based upon the cost of the shares acquired. Our treasury stock consists of shares returned pursuant to the settlement of a lawsuit, shares returned to the Company and shares purchased by the Company in the market.

2012 Activity

The Company had no activity in Treasury Stock during the three months ended June 30, 2012.  As of June 30, 2012, Biomoda had 391,575 treasury shares remaining, acquired at a cost of $1,233.

2011 Activity

The Company had no activity in Treasury Stock during the year ended December 31, 2011.

OTHER

In 2012, as noted above, the Company issued shares of common stock through the exercise of outstanding Series II Warrants. Accordingly, the Company reduced the derivative liability associated with the Warrants in the amount of $631 to record additional stockholders’ equity for the three months ended March 31, 2012.  See Note 9 for further discussion.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.  STOCK OPTIONS AND WARRANTS

Options

No options were granted during the three months ended June 30, 2012 and 2011, respectively. All options outstanding are fully vested and exercisable, and there was no unrecognized stock-based compensation expense as of June 30, 2012 and 2011, respectively.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at December 31, 2011	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at June 30, 2012	108,768	$2.34

Outstanding and exercisable options had a weighted average remaining life of 1.97 years and no intrinsic value as of June 30, 2012.  The conversion of the remaining Notes into shares of the Company’s common stock on July 13, 2011, eliminated liability accounting for these non-employee options; however, at that time, the options had a derivative valuation of zero.

Warrants

A summary of the changes in warrants outstanding during the six months ended June 30, 2012, and the year ended 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010*	8,875,001	$0.25
Issued	-	-
Exercised	(11,560,000)	0.01
Warrants issued pursuant to anti-dilution provisions	206,572,724	0.01
Outstanding at December 31, 2011*	203,887,725	$0.01

Issued	-	-
Exercised	2,000,000	0.01
Warrants issued pursuant to anti-dilution provisions	-	-
Cancelled/expired	-	-
Outstanding at June 30, 2012	201,887,725	$0.01

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

As of June 30, 2012, outstanding warrants had an intrinsic value of $100,944 and a weighted average remaining contractual term of 2.83 years.

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

The Company measured the fair value of these instruments as of June 30, 2012, and recorded an unrealized gain for the six months ended June 30, 2012, of $525.  The Company determined the fair values of these securities during the period using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of June 30, 2012:

	Assumptions at June 30, 2012	Assumptions at December 31, 2011
Common stock issuable upon exercise of warrants	153,887,725	153,887,725
Estimated market value of common stock on measurement date	$0.01	$0.014
Exercise price	$0.01	$0.01
Risk-free interest rate (1)	0.41%	0.84%
Warrant lives in years	2.71	3.21
Expected volatility (2)	253.27%	196.99%
Expected dividend yield (3)	None	None
Probability of reset to conversion price (4)	40%	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower that the warrants’ exercise price.

At June 30, 2012, the derivative liability associated with the remaining Series I Warrants was $17,403.

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

During the three months ended March 31, 2012, 2,000,000 5-Year Warrants were exercised at a price per share of $0.01 for cash proceeds of $20,000.  The derivative liability value associated with the warrants exercised as of the date of conversion was $631; the Company credited the derivative liability associated with the exercised warrants to stockholders’ equity.

The Company measured the fair value of these instruments as of June 30, 2012, and recorded an unrealized gain for the six months ended March 31, 2012, of $2,103. The Company determined the fair values of these securities using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of June 30, 2012:

	Assumptions at June 30, 2012	Assumptions at December 31, 2011
Common stock issuable upon exercise of warrants	48,000,000	50,000,000
Estimated market value of common stock on measurement date	$0.01	$0.014
Exercise price	$0.01	$0.01
Risk-free interest rate (1)	0.41%	1.03%
Warrant lives in years	3.21	3.71
Expected volatility (2)	253.27%	196.99%
Expected dividend yield (3)	None	None
Probability of reset to conversion price (4)	40%	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of one year.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower that the warrants’ exercise price.

At June 30, 2012, the derivative liability associated with the 5-year Warrants was $12,069.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

Activity for derivative instruments during the three months ended June 30, 2012, was as follows:

	Balance at March 31, 2012	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at June 30, 2012
Derivative warrant instruments – Series I	$17,497	$-	$(94)	$17,403
Derivative warrant instruments –5-year Warrants issued with Notes	12,325	-	(256)	12,069
Total	$32,731	$-	$(350)	$29,472

Activity for derivative instruments during the six months ended June 30, 2012, was as follows:

	Balance at December 31, 2011	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at June 30, 2012
Derivative warrant instruments – Series I	$17,928	$-	$(525)	$17,403
Derivative warrant instruments –5-year Warrants issued with Notes	14,803	(631)	(2,103)	12,069
Total	$32,731	$-	$(2,628)	$29,472

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

10.   FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2012
Derivative warrant instruments	$--	$--	$29,472	$29,472
Total	$--	$--	$29,472	$29,472

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended June 30,
	2012	2011
Beginning balance	$29,822	$(1,819,563)
Total gains/(losses)	(350)	(2,396,845)
Settlements	-	590,099
Additions	-	-
Transfers		-
Ending balance	$29,472	$(3,626,309)
Change in unrealized losses included in earnings relating to derivatives still held as of June 30, 2012 and 2011	$(350)	$(2,396,845)

	Significant Unobservable Inputs (Level 3) Six Months Ended June 30,
	2012	2011
Beginning balance	$32,731	$(1,534,645)
Total gains/(losses)	(2,628)	(2,681,763)
Settlements	(631)	590,099
Additions	-	-
Transfers		-
Ending balance	$29,472	$(3,626,309)
Change in unrealized losses included in earnings relating to derivatives still held as of June 30, 2012 and 2011	$(2,628)	$(2,681,763)

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

11. LEGAL UPDATE

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011, for $35,000, with post-judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed, and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal.   Biomoda has hired a law firm in Texas that currently is pursuing collection of the judgment.

12. SUBSEQUENT EVENTS

In July 2012, the Lenders and Biomoda terminated the April 2012 convertible loan agreement (“Loan”) and the Lenders agreed to void and terminate the Uniform Commercial Code security interest in Biomoda’s awarded and pending U.S. and European patents in consideration of entering into a new loan agreement with additional Lenders for a total amount of $395,000 secured by a Uniform Commercial Code security interest in Biomoda’s awarded patents in the U.S., European Union, Japan, Canada, Australia and Mexico. The Lenders agreed to lend Biomoda $395,000 of which $295,000 was comprised of the April 2012 loan amount and $100,000 in additional cash proceeds, for a period of two years. The Loan shall bear interest, from the date on which it was transferred to the Company, at a rate of eight percent (8%) per annum, compounded annually.  Biomoda has the right to prepay the loan at any time.  Furthermore, Lenders have the right to convert their loan to equity in Biomoda in the event the Company restructures its business.  The conversion shall be at a value in the restructured Company equal to three times the value of the loan amount.  In the event that either a board member or officer resigns before repayment, the Lenders may demand acceleration of repayment of the loan.

In accordance with ASC 470-50 “Debt Modification and Extinguishments”, Biomoda evaluated the change in the terms of the loan agreement and determined that the Loan had been extinguished due to the significant change in the conversion feature which resulted in a change in fair value that was greater than 10%.  Biomoda has not calculated any gains or losses resulting from the extinguishment of the debt as of the date of this filing.

On August 1, 2012, Biomoda entered into an Employment Agreement to hire a Business Development Manager with a three year term and an automatic renewal period of one year unless terminated.  In addition to his salary, employee shall be issued 8,900,000 of Biomoda’s common stock as a signing bonus, which is equal to 3.75% of the equity ownership of the Company.  The employee shall be paid an annual stock bonus that, in the aggregate, will total an amount that equals 3.75% equity ownership in the Company’s common stock.  The stock bonus provision shall be in force only for the initial 3-year term of the agreement and the parties agree specifically to renegotiate this term of the Agreement at the time of renewal, or no later than three years after signing.

On August 9, 2012 the Beckman Coulter Company (“Beckman”) filed a lawsuit against Biomoda and New Mexico Tech alleging breach of contract on a lease for Flow Cytometer equipment. The suit alleges damages in the amount of $57,685 and includes a writ of replevin for the return of a flow cytometer machine currently in the possession of New Mexico Tech. Biomoda intends to actively pursue a settlement of the lawsuit but there can be no assurance that such settlements will be accepted by Beckman.  As of June 30, 2012, Biomoda had accrued the full lease obligation of $125,892 relating to the Flow Cytometer equipment.

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

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations. There is no assurance of any future revenues. As of June 30, 2012, Biomoda had an accumulated deficit of $10,312,190 and a working capital deficit of $1,757,233. For the six-months ended June 30, 2012, we incurred net losses of $991,713. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures.

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

The increase in authorized shares was necessitated by contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and the September 15, 2010, Warrants and Convertible Debt, which carry a total potential obligation to issue up to 201,996,493 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees.

Plan of Operation

We are currently considering several options to raise sufficient capital to meet operating expenses.  Assuming we receive additional funding, our plan of operation for the next 48 months is to complete research to optimize the CyPath® diagnostic assay, conduct the pivotal clinical trial and submit clinical study results to the U.S. Food and Drug Administration ("FDA") for a Class III approval of the CyPath® assay as a medical device for the detection of lung cancer.  Completed in the first quarter of 2011, the pilot clinical study showed that CyPath® is a significant new biomarker for lung cancer.  The pilot study demonstrated CyPath®’s ability to discriminate between cancer and non-cancer cohorts by identifying and quantifying cellular characteristics that differ between groups of individuals at high risk for developing cancer and those who already have the disease.  The pilot clinical trial consisted of two cohorts: patients with a confirmed diagnosis of cancer that had not begun treatment for the disease and high-risk participants, including military veterans in New Mexico, with a history of heavy smoking.

We plan to conduct optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and enhance commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.  In April 2012, we validated the grant of patents from the European Patent Office in fourteen countries, the UK, Germany, France, Spain, Italy, Ireland, Switzerland, Netherlands, Luxembourg, Belgium, Sweden, Finland, Denmark, and Greece.  In July 2012, we submitted a U.S. patent application for targeted cancer therapy conjugates using porphyrins and porphyrin-like molecules and various cytotoxic agents.

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

OTHER INITIATIVES

Internal Studies

We will be conducting optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.  In 2011, the European Patent Office granted our patent application, and in April 2012, we validated the patent in fourteen European Union countries.

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

In 2011, we also submitted two applications for Small Business Innovation Research (SBIR) grants in response to National Institutes of Health solicitation PHS 2012-1 #309: “Development of Low-Cost, Small Multi-Analyte Technologies for Cancer Diagnosis, Prognosis and Early Detection” to implement this new light source as part of our optimization work and initiatives, and  “Development of Low-Cost, Small Multi-Analyte Technologies for Cancer Diagnosis, Prognosis and Early Detection” to develop and refine a liquid-based assay for flow cytometry.  In July 2012, we received notification that we were not awarded these SBIR grants.

In July 2012, we submitted a U.S. patent application for targeted cancer therapy conjugates using porphyrins and porphyrin-like molecules and various cytotoxic agents.

Our diagnostic test may be adaptable for use on other tissue and body fluid samples, and we intend to create and market products to diagnose and screen for other prevalent cancers.

Online Networking

Biomoda provides public updates through email updates.  Interested parties may register on the Biomoda website at www.biomoda.com to receive email updates about the Company.

PATENTS AND TRADEMARKS

Biomoda owns the following:

1.
U.S. Patent 6,838,248, titled “Compositions and Methods for Detecting Pre-Cancerous Conditions in Cell and Tissue Samples Using 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine” which was issued on January 4, 2005.

2.
U.S. Patent 7,384,764, titled “Method for Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine” which was issued June 10, 2008, a divisional application of U.S. Patent 6,838,248.

3.
U.S. Patent 7,670,799 titled “Method for Making 5, 10, 15, 20-Tetrakis (Carboxyphenyl) Porphine (TCPP) Solution and Composition Comprising TCPP” which was issued on March 2, 2010, a divisional application of U.S. Patent 7,384,764;

4.	U.S. Patent 7,960,138 titled “Method for Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine” issued June 14, 2011, a Continuation of U.S. Patent 7,670,799.

5.
Foreign equivalents of U.S. Patent 6,838,248 were granted in Canada, Japan, Mexico, and Australia and the European Union countries of: the United Kingdom, Germany, France, Spain, Italy, Ireland, Switzerland, Netherlands, Luxembourg, Belgium, Sweden, Finland, Denmark and Greece.

6.
U.S. Patent Application 12/839,283 titled “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” which provides a quantitative method for reading tissue samples for signs of malignant cells based on flow cytometry and dark-field microscopy which was filed on July 19, 2010.

7.
U.S. Patent Application 13/158,595 titled “Method for Prognosing Response to Cancer Therapy with 5,10,15,20 - Tetrakis (Carboxyphenyl) Porphine” published June 13, 2011, a divisional application of U.S. Patent 7,960,138;

8.
U.S. Patent Application 13/373,032 titled “Narrow Band Fluorophore Exciter” which describes an excitation light source for fluorescent microscopy and flow cytometry applications as an efficient and stable alternative to existing light sources such as broadband mercury vapor bulbs and plasma-based light sources, submitted November 3, 2011 and pending;

9.
Patent Cooperation Treaty (“PCT”) Application PCT/US10/42482 titled “System and Method for Analyzing Samples Labeled with 5, 10, 15, 20 Tetrakis (4-Carboxyphenyl) Porphine (TCPP)” filed July 19, 2010 is related to U.S. Patent Application 12/839,283.

10.
U.S. Patent Application 13/544,137 titled “Targeted Cancer Therapy Conjugates Using Porphyrins and Porphyrin-like Molecules and Various Cytotoxic Agents” based on creating conjugate combinations of a delivery vehicle or vector, coupled with a cytotoxic agent that is released upon binding to a tumor site, submitted July 9, 2012 and pending.

11.	U.S. registrations for the marks CyPath®, CyDx® and Biomoda®®.

12.	Foreign registrations for the marks Biomoda®, CyPath® and CyDx® in the European Union.

13.	World Intellectual Property Organization has registered “Biomoda” as a world trademark as of November 10, 2010.

RESULTS OF CONTINUING OPERATIONS

We have recorded no significant revenue from inception through June 30, 2012.

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended June 30, 2012 and 2011

REVENUE.  As of June 30, 2012, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $8,916 for the three months ended June 30, 2012, from $66,704 for the three months ended June 30, 2011, due to our limited funding. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $237,698 for the three months ended June 30, 2012, from $164,026 for the three months ended June 30, 2011.  The increase was primarily related to stock issuances for services in 2012. We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants, options and convertible note instruments.  Interest expense decreased for the three months ended June 30, 2012, to $65,901 from $247,289 for the three months ended June 30, 2011. This decrease is attributable to the accelerated amortization of the discount on the convertible notes issued on September 15, 2010, due to their conversion into common shares during the 2011 period.  Also, during the three months ended June 30, 2012, we recognized an unrealized non-cash gain of $350 from the decrease in the fair value of the derivative liability related to our outstanding warrants compared to an unrealized loss of $2,802,732 for the three months ended June 30, 2011. An unrealized gain on decrease in the fair value of the derivative liability related to our non-employee options and convertible debt of $4,568 and $401,319, respectively, was recorded in the three months ended June 30, 2011 compared to $0 and $0, respectively, for the three months ended June 30, 2012.

Comparison of the six months ended June 30, 2012 and 2011

REVENUE.  As of June 30, 2012, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $8,916 for the six months ended June 30, 2012, from $220,833 for the six months ended June 30, 2011, due to our limited funding. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $899,090 for the six months ended June 30, 2012, from $461,091 for the six months ended June 30, 2011.  The increase was primarily related to stock issuances for services in 2012. We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants, options and convertible note instruments.  Interest expense decreased for the six months ended June 30, 2012, to $69,868 from $415,254 for the six months ended June 30, 2011. This decrease is attributable to the accelerated amortization of the discount on the convertible notes issued on September 15, 2010, due to their conversion into common shares during the 2011 period.  Also, during the six months ended June 30, 2012, we recognized an unrealized non-cash gain of $2,628 from the decrease in the fair value of the derivative liability related to our outstanding warrants compared to an unrealized loss of $2,896,477 for the six months ended June 30, 2011. An unrealized gain on decrease in the fair value of the derivative liability related to our non-employee options and convertible debt of $4,127 and $210,587, respectively, was recorded in the six months ended June 30, 2011 compared to $0 and $0, respectively, for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with sales of equity for cash, convertible notes, issuance of equity for services in lieu of cash and government funding.  We are currently considering several options to raise sufficient capital to meet operating expenses through the pivotal clinical trial and FDA approval.  Subject to the outcome of these efforts, it is our intent to generate revenues from product sales and to begin partially funding operations from revenues.

Contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and the September 15, 2010, 5-Year Warrants and options, carry a total potential obligation to issue up to 201,996,493 shares of common stock upon the exercise of outstanding warrants, options and convertible rights held by non-employees. That obligation exceeded the Company’s 150,000,000 authorized shares of common stock. Consequently, shareholders were asked to approve an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 700,000,000. A majority of shareholders approved the amendment at the Annual Meeting of Shareholders on September 16, 2011.

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

In April 2012, the Company entered into a convertible loan agreement for $250,000 secured by a Uniform Commercial Code security interest in Biomoda’s awarded and pending patents in the United States and the European Union. The Lenders agreed to lend Biomoda $250,000 for a term not to exceed six (6) months. Terms of the loan agreement provided that Biomoda repay the Lenders the principal amount of $250,000 plus $45,000 in interest and any loan origination fee and expense reimbursement at the end of the Term or at an earlier time. The amount of repayment was fixed at $295,000 to include the principal amount of $250,000 plus interest.  There was no loan origination fee or any expense reimbursement.  The Lenders had the option of receiving i) repayment of $270,000 in cash and 2,500,000 shares of restricted common stock or ii) 29,500,000 shares of restricted common stock at an agreed share price of one cent ($0.01) per share.  Lenders also had the right after three months to convert into restricted common shares at a share price of one cent ($0.01) per share for a total of 29,500,000 shares.  Any such conversion was required to be for the entire loan.  Biomoda had the right to prepay the loan at any time; however, the Lenders when notified of Biomoda’s election to prepay had the right to determine the form of repayment whether by cash or conversion to stock at an agreed share price of one cent ($0.01) per share.

In July 2012, the Lenders and the Company terminated the April 2012 convertible loan agreement and the Lenders agreed to void and terminate the Uniform Commercial Code security interest in Biomoda’s awarded and pending U.S. and European patents in consideration of entering into a new loan agreement with additional Lenders for a total amount of $395,000 secured by a Uniform Commercial Code security interest in Biomoda’s awarded patents in the U.S., European Union, Japan, Canada, Australia and Mexico. The Lenders agreed to lend Biomoda $395,000 of which $295,000 was comprised of the April 2012 loan amount and $100,000 in additional cash proceeds, for a period of two years. The Loan shall bear interest, from the date on which it was transferred to the Company, at a rate of eight percent (8%) per annum, compounded annually.  Biomoda has the right to prepay the loan at any time.  Furthermore, Lenders have the right to convert their loan to equity in Biomoda in the event the Company restructures its business.  The conversion shall be at a value in the restructured Company equal to three times the value of the loan amount.  In the event that either a board member or officer resigns before repayment, the Lenders may demand acceleration of repayment of the loan.

In accordance with ASC 470-50 “Debt Modification and Extinguishments”, Biomoda evaluated the change in the terms of the loan agreement and determined that the Loan had been extinguished due to the significant change in the conversion feature which resulted in a change in fair value that was greater than 10%.  Biomoda has not calculated any gains or losses resulting from the extinguishment of the debt as of the date of this filing.

We will require additional funding for continuing research and development, obtaining regulatory approval and commercialization of our products. Management is investigating all options and structures to raise sufficient funds to meet our working capital requirements.

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

Product development expenditures, including personnel expense and general and administrative expense were $8,916 for the six months ended June 30, 2012.  Funds for operations, product development and capital expenditures were provided from the sale of company stock, warrants and a convertible debenture.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, June 30, 2012.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

CHANGES IN CONTROLS AND PROCEDURES

No significant changes were made to improve our internal controls over financial reporting during the three months ended June 30, 2012.  We have implemented checklists for beginning-of-month, mid-month and end-of-month activities which are reviewed by management.  Management continues to address the deficiencies in our control and procedures.   We have completed an Accounting Manual and Employee Manual and implemented a review process over significant business transactions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In Biomoda, Inc. v. Robins, U.S. Dist. Ct., D.N.M., No. CIV 07-0855 JB/GBW, the Court entered its Amended Final Judgment on March 16, 2011, for $35,000, with post judgment interest, in favor of Biomoda and against Alvin D. Robins. No appeal from the Amended Final Judgment has been filed and the deadline for doing so has passed. The judgment is therefore final and no longer reviewable on appeal.  Biomoda has hired a law firm in Texas that currently is pursuing collection of the judgment.

On August 9, 2012 the Beckman Coulter Company (“Beckman”) filed a lawsuit against Biomoda and New Mexico Tech alleging breach of contract on a lease for Flow Cytometer equipment. The suit alleges damages in the amount of $57,685 and includes a writ of replvein for the return of a flow cytometer machine currently in the possession of New Mexico Tech. Biomoda intends to actively pursue a settlement of the lawsuit but there can be no assurance that such settlements will be accepted by Beckman.  As of June 30, 2012, Biomoda had accrued the full lease obligation of $125,892 relating to the Flow Cytometer equipment.

Item 2.  CHANGES IN SECURITIES

Registered Securities Sales

Warrant holders exercised 2,000,000 warrants during the six months ended June 30, 2012.

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

Dated: August 20, 2012
	By:	/s/ Maria Zannes
Maria Zannes Chief Executive Officer
/s/ John J. Cousins
John J. Cousins
President and Chief Financial Officer (Principal Accounting Officer)