Form 10-Q
period 2012-09-30
BIOMODA INC/NM
filed 2012-11-19
CIK 1058767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of issuer’s shares of Common Stock outstanding as of November 19, 2012, was 176,363,963.

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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	1,406	1,073
Prepaid expenses	10,141	1,271
TOTAL CURRENT ASSETS	11,547	2,344

Deferred charges	-	750
Fixed assets, net of accumulated depreciation of $27,151 and $17,460, respectively	-	10,080
Patents and trademarks, net of accumulated amortization of $378,199 and $357,013, respectively	255,273	192,126
TOTAL ASSETS	266,820	205,300
LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	572,946	506,323
Stock payable	44,500	-
Accrued liabilities	627,851	404,744
Advances from stockholders	268,119	263,815
Short-term debt	182,150	180,373
TOTAL CURRENT LIABILITIES	1,695,566	1,355,255
LONG-TERM DEBT
Note payable	395,000	-
Derivative liabilities - warrant instruments	9,472	32,731

TOTAL LIABILITIES	2,100,038	1,387,986

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Class A redeemable preferred stock; no par value; 2,000,000 shares authorized; cumulative and convertible liquidation and redemption values of $1.50 and $1.80 per share, respectively; no shares issued or outstanding	-	-

Undesignated preferred stock; 2,000,000 shares authorized; no shares issued and outstanding	-	-

Preferred Shares Series B; no par value; 100 shares authorized; liquidation and redemption values of $6.00; 100 shares issued and outstanding	60,000	60,000

Common stock, no par value, 700,000,000 share authorized; 176,363,963 and 130,314,363 issued and 175,972,388 and 129,922,788 outstanding, respectively	8,761,836	8,080,960
Treasury stock, at cost 391,575	(1,233)	(1,233)
Deficit accumulated during development stage	(10,653,822)	(9,322,413)

Total stockholders' deficit	(1,833,219)	(1,182,686)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	266,820	205,300

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months Ended September 30,		For the three months Ended September 30,		January 3, 1990 (Inception) to
	2012	2011	2012	2011	September 30, 2012

Revenue	$-	$-		$-	$23

Operating expenses
Professional fees	121,301	95,281	45,463	22,990	1,736,839
General and administrative	1,033,221	533,548	209,969	144,748	8,033,960
Research and development, net of grants received	10,050	234,304	1,134	13,471	3,396,751
Depreciation and amortization	29,110	23,011	14,570	4,733	413,799

Total operating expenses	1,193,682	886,144	271,136	185,942	13,581,349

Loss from operations	(1,193,682)	(886,144)	(271,136)	(185,942)	(13,581,326)

Other income (expense)
Gain on extinguishment of debt	-	-	-	-	1,326,028
Gain of sale of assets	-	3,000	-	-	39,225
Unrealized gain (loss) on derivative liabilities- warrant instruments	22,628	(2,289,651)	20,000	606,826	2,728,946
Unrealized gain (loss) on derivative liabilities- options	-	5,975	-	1,848	24,568
Unrealized loss on derivative liability-note conversion liability	-	181,017	-	(29,570)	569,150
Other income	-	-	-	-	244,479
Interest income	-	84	-	-	4,501
Interest expense	(160,355)	(438,143)	(90,487)	(22,889)	(2,009,393)

Total other income (expense)	(137,727)	(2,537,718)	(70,487)	556,215	2,927,504

Net income (loss) before provision for income taxes	(1,331,409)	(3,423,862)	(341,623)	370,273	(10,653,822)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(1,331,409)	$(3,423,862)	$(341,623)	$370,273	$(10,653,822)

Basic earnings per common share	$(0.01)	$(0.03)	$0.00	$0.00
Diluted earnings per common share	$(0.01)	$(0.03)	$0.00	$0.00

Basic weighted average number of common shares outstanding	150,853,233	107,572,080	176,188,139	126,378,388
Diluted weighted average number of common shares outstanding	150,853,233	107,572,080	176,188,139	225,846,823

The accompanying notes are an integral part of these financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 3, 1990 (INCEPTION) TO SEPTEMBER 30, 2012
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
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO SEPTEMBER 30, 2012
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
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO SEPTEMBER 30, 2012
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

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 3, 1990, (INCEPTION) TO SEPTEMBER 30, 2012
(Continued)

						Accumulated	Total
						Deficit During	Stockholders'
	Common Stock		Preferred Stock		Treasury	Development	Equity
	Shares	Amount	Shares	Amount	Stock	Stage	(Deficit)
Issuance of Common Stock for Services, January 2009	30,000	1,200					1,200
Issuance of Common Stock for Services, June 2009	30,000	1,200					1,200
Adjustment to Treasury Shares on June 30, 2009		(9,000)			9,000		-
Addition to Treasury Shares September 30, 2009					(4,617)		(4,617)
Issuance of Common Stock for Services, July 2009	250,000	12,500					12,500
Issuance of Common Stock for Cash, August 2009	100,000	5,000					5,000
Issuance of Common Stock for Services, August 2009	100,000	7,000					7,000
Issuance of Treasury Shares for Services August 2009		220,000					220,000
Issuance of Common Stock for Cash, December 2009	2,000,000	100,000					100,000
Issuance of Treasury Shares for Services October 2009		72,885			2,115		75,000
Net loss, December 31, 2009						(905,289)	(905,289)
Balance, December 31, 2009	79,514,589	7,626,166	-	-	(2,502)	(8,436,160)	(812,496)
Issuance of Common Stock for cash January 2010	400,000	20,000					20,000
Issuance of Common Stock for cash February 2010	800,000	40,000					40,000
Issuance of Common Stock for services February 2010	480,000	105,600					105,600
Issuance of Treasury Shares for Services February 2010		58,731			1,269		60,000
Issuance of Common Stock and Warrants for Cash March 2010	6,250,001	820,000					820,000
Derivative liabilities on debt, warrants and non-employee options		(2,312,922)					(2,312,922)
Issuance of Common Stock for cash June 2010	335,000	53,600					53,600
Issuance of Common Stock for services June 2010	625,000	100,000					100,000
Issuance of Common Stock for services to Directors June 2010	200,000	50,000					50,000
Issuance of Common Stock for cash July 2010	471,184	66,956					66,956
Issuance of Common Stock for Series II Warrants July 2010	589,712	-					-
Issuance of Common Stock for services July 2010	2,005,000	384,700					384,700
Issuance of Common Stock for cash August 2010	666,400	94,696					94,696
Issuance of Common Stock for services to Directors August 2010	100,000	17,000					17,000
Issuance of Common Stock for services October 2010	500,000	65,000					65,000
Net loss December 31, 2010						(655,781)	(655,781)
Balance, December 31, 2010	92,936,886	7,189,527	-	-	(1,233)	(9,091,941)	(1,903,647)
Issuance of Common Stock for Services March 2011	100,000	25,000					25,000
Issuance of Common Stock for Conversion of Debt April, 2011	4,681,128	226,997					226,997
Issuance of Common Stock for Series I Warrants April 2011	1,560,000	79,872					79,872
Issuance of Common Stock for Conversion of Debt May, 2011	4,202,961	112,037					112,037
Issuance of Common Stock for Conversion of Debt June, 2011	12,876,443	204,332					204,332
Issuance of Common Stock for Conversion of Debt July, 2011	5,415,278	54,153					54,153
Issuance of Common Stock for Series I Warrants July 2011	4,000,000	40,000					40,000
Issuance of Common Stock for Cash August 2011	2,500,000	25,000					25,000
Issuance of Common Stock for Series I cashless Warrants August 2011	2,041,667	-					-
Issuance of Preferred Stock for Conversion of Accrued Liabilities		-	100	60,000			60,000
Derivative liabilities on debt, warrants and non-employees options		124,042					124,042
Net loss, December 31, 2011						(230,472)	(230,472)
Balance, December 31, 2011	130,314,363	$8,080,960	100	$60,000	$(1,233)	$(9,322,413)	$(1,182,686)
Issuance of Common Stock for Series I Warrants February 2012	2,000,000	20,000					20,000
Issuance of Common Stock for Services March 2012	40,749,600	529,745					529,745
Derivative liabilities on debt, warrants and non-employee options		631					631
Discount on convertible debt		97,500					97,500
Issuance of Common Stock for Cash March 2012	2,800,000	28,000					28,000
Issuance of Common Stock for Cash May 2012	500,000	5,000					5,000
Net loss, September 30, 2012						(1,331,409)	(1,331,409)
Balance, September 30, 2012	176,363,963	$8,761,836	100	$60,000	$(1,233)	$(10,653,822)	$(1,833,219)

The accompanying notes are an integral part of these consolidated financial statements.

BIOMODA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended		January 3, 1990
	September 30,		(inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,331,409)	$(3,423,862)	$(10,653,822)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	574,245	25,000	4,572,321
Depreciation and amortization	29,110	23,011	413,799
Unrealized gain on derivative liabilities - warrant instruments	(22,628)	2,289,651	(2,728,946)
Unrealized gain on derivative liabilities - options	-	(5,975)	(24,567)
Unrealized gain on derivative liabilities - note conversion feature	-	(181,017)	(569,150)
Amortization of debt discount	97,500	390,058	657,500
Amortization of deferred financing costs	-	15,000	23,740
Write-off of license fee	-	-	1,250
Write-off of legal fee	(32,654)	-	(32,654)
Gain/loss on sale of assets	-	(3,000)	(4,830)
Foreign currency translation adjustments	-	-	3,247
Gain on extinguishment of debt	-	-	(1,326,028)
Interest expense incurred on issuance of convertible debt	-	-	643,886
Changes in operating assets and liabilities
Accounts receivable	-	(35,000)	174,222
Prepaid expenses and other current assets	(8,120)	8,615	30,981
Accounts payable and accrued liabilities	381,444	537,126	2,028,032

Net cash used in operating activities	(312,512)	(360,393)	(6,791,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	3,000	6,327
Purchase of equipment	-	-	(37,443)
Organizational costs	-	-	(560)
Purchases of patents, trademarks and licenses	(84,335)	(37,934)	(650,471)

Net cash used in investing activities	(84,335)	(34,934)	(682,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	53,000	144,872	4,296,008
Proceeds/repayments of stockholders' advances	(5,820)	10,125	218,586
Repayment of line of credit from affiliated entity	-	-	(341,107)
Proceeds/repayments of short-term debt	-	1,774	(104,954)
Proceeds/repayments of convertible short-term debt, net	250,000	-	730,000
Proceeds from line of credit from affiliated company	-	-	2,680,882
Proceeds/repayments of long-term debt, net	100,000	(7,254)	8,774
Issuance of Series B Preferred shares	-	-	-
Acquisition of treasury stock	-	-	(13,617)

Net cash provided by financing activities	397,180	149,517	7,474,572

NET INCREASE IN CASH	333	(245,810)	1,406

Cash at beginning of period	1,073	248,770	-

Cash at end of period	$1,406	$2,960	$1,406

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Accrued salaries converted to notes payable	$-	$-	$479,484
Accrued salaries converted to preferred stock	$-	$60,000	$65,504
Derivative liability incurred through issuance of warrants	$-	$-	$3,370,622
Settlement of derivative liabilities	$631	$-	$1,182,372
Interest converted to note payable	$56,901	$-	$216,363
Common stock issued to extinguish related party debt	$-	$-	$1,468,768
Discount on note payable related to deferred financing costs	$-	$-	$60,000
Discount on note payable related to derivative conversion feature	$97,500	$-	$597,500
Conversion of notes payable and accrued interest to common stock	$-	$597,519	$597,519
Derivative liability settled with warrant exercise	$-	$265,101	$94,235
Derivative liability settled with note conversion	$-	$560,572	$495,864
Fixed asset used to settle accounts payable	$2,157	$-	$2,157

The accompanying notes are an integral part of these financial statements.

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

2.  DEVELOPMENT STAGE AND GOING CONCERN

We have been in the development stage since we began operations on January 3, 1990, and have not generated any significant revenues from operations and there is no assurance of any future revenues.  As of September 30, 2012, we had an accumulated deficit of $10,653,822, cash on hand of $1,406 and a working capital deficit of $1,684,019.  For the nine months ended September 30, 2012, we incurred a net loss of $1,331,409.  Due to the contractual obligations associated with the issuance of the March 17, 2010, Series I Warrants and the September 15, 2010, 5-Year Warrants, as of September 30, 2012, the Company had a total potential obligation to issue up to 201,996,493 shares of common stock upon the exercise of outstanding warrants and options.  The dilutive effect of these potential share issuances greatly impacts our ability to secure new funding.

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

________________________________________

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

SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events from September 30, 2012, through the issuance date of this report, for disclosure.

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Biomoda reported a net loss for the nine months ended September 30, 2012 and 2011.  As a result, shares of common stock issuable upon exercise of 108,768 stock options, exercise of 153,887,725 warrants under the March 2010 funding and 48,000,000 under the September 2010 financing, have been excluded from the calculation of diluted loss per common share for the respective years because the inclusion of such securities would be anti-dilutive.

5. RELATED PARTY TRANSACTIONS

As of September 30, 2012, and December 31, 2011, Biomoda had advances and accrued interest of $268,119 and $263,815, payable to two of its stockholders and Biomoda’s Chief Executive Officer. The advances by stockholders bear interest at 10% per annum and are due on demand. The Company is in the process of contesting the validity of the two note obligations to the stockholders who were formerly related to the Company. Pending the resolution of this process, the Company continues to reflect the obligation in the accompanying financial statements and continues to accrue interest. The advances from Biomoda’s Chief Executive Officer were due on April 17, 2012, and bear interest at 10% per annum. Interest expense related to all related party advances for the quarter ended September 30, 2012, and for the period from inception through September 30, 2012, was approximately $10,000, and $132,000, respectively.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

6. CONVERTIBLE NOTES

In April 2012, the Company entered into a convertible loan agreement for $250,000 secured by a Uniform Commercial Code security interest in Biomoda’s awarded and pending patents in the United States and the European Union. The Lenders agreed to lend Biomoda $250,000 for a term not to exceed six (6) months. The terms of the loan agreement provide that Biomoda repay the Lenders the principal amount of $250,000 plus $45,000 in interest and any loan origination fee and expense reimbursement at the end of the Term or at an earlier time. The amount of repayment is fixed at $295,000 to include the principal amount of $250,000 plus interest.  There was no loan origination fee or any expense reimbursement.  The Lenders have the option of receiving i) repayment of $270,000 in cash and 2,500,000 shares of restricted common stock or ii) 29,500,000 shares of restricted common stock at an agreed share price of one cent ($0.01) per share.  The Lenders also have the right after three months to convert into restricted common shares at a share price of one cent ($0.01) per share for a total of 29,500,000 shares.  Any such conversion is required to be for the entire loan.  Biomoda has the right to prepay the loan at any time; however, the Lenders when notified of Biomoda’s election to prepay have the right to determine the form of repayment whether by cash or conversion to stock at an agreed share price of one cent ($0.01) per share.

In accordance with ASC 470-20 “Debt with Conversion and Other Options,” Biomoda evaluated the conversion feature of the notes and determined that the conversion rate was lower than the market value of the common stock which resulted in the recognition of a beneficial conversion feature.  A debt discount of $97,500 was recorded as the intrinsic value of the beneficial conversion feature and reduced the face value of the convertible loan.  The discount is being amortized over the term of the convertible loan. During the period ended September 30, 2012, Biomoda recognized $97,500 of interest expense related to the accretion of the discount.

In July 2012, the Lenders and the Company terminated the April 2012 convertible loan agreement and the Lenders agreed to void and terminate the Uniform Commercial Code security interest in Biomoda’s awarded and pending U.S. and European patents in consideration of entering into a new loan agreement with additional Lenders for a total amount of $395,000 secured by a Uniform Commercial Code security interest in Biomoda’s awarded patents in the U.S., European Union, Japan, Canada, Australia and Mexico. The Lenders agreed to lend Biomoda $395,000 of which $295,000 was comprised of the April 2012 loan amount for a period of two years. The Loan shall bear interest, from the date on which it was transferred to the Company, at a rate of eight percent (8%) per annum, compounded annually.  The Company has the right to prepay the loan at any time.  Furthermore, Lenders have the right to convert their loan to equity in Biomoda in the event the Company restructures its business.  The conversion shall be at a value in the restructured Company equal to three times the value of the loan amount.  In the event that either a board member or officer resigns before repayment, the Lenders may demand acceleration of repayment of the loan.

In accordance with ASC 470-50 “Debt Modification and Extinguishments,” Biomoda evaluated the change in the terms of the loan agreement and determined that the Loan had been extinguished due to the significant change in the conversion feature.  However, Biomoda determined that the conversion feature of the note was out of the money and had no intrinsic value.  The extension of the maturity did not result in a significant change in fair value.  As a result, Biomoda recorded the carrying value of the April 2012 convertible note of $295,000 as the fair value of the new note payable and recorded an additional $100,000 in notes payable for funds received.  The Company is unable to determine the value of the new conversion feature as it is contingent on future events.

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

During the year ended December 31, 2011, we issued an aggregate of 100 shares of Series B Preferred Stock (50 shares to each of Maria Zannes, our Chief Executive Officer, and John Cousins, our Chief Financial Officer, in satisfaction of $60,000 of accrued salaries due as of September 30, 2011.

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

____________________________________________

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

2012 Activity

The Company had no activity in Treasury Stock during the three and nine months ended September 30, 2012.  As of September 30, 2012, Biomoda had 391,575 treasury shares remaining, acquired at a cost of $1,233.

2011 Activity

The Company had no activity in Treasury Stock during the year ended December 31, 2011.

OTHER

In 2012, as noted above, the Company issued shares of common stock through the exercise of outstanding Series II Warrants. Accordingly, the Company reduced the derivative liability associated with the Warrants in the amount of $631 to record additional stockholders’ equity for the three and nine months ended September 30, 2012.  See Note 9 for further discussion.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

8.  STOCK OPTIONS AND WARRANTS

Options

No options were granted during the three months ended September 30, 2012 and 2011, respectively. All options outstanding are fully vested and exercisable, and there was no unrecognized stock-based compensation expense as of September 30, 2012 and 2011, respectively.

A summary of the changes in options outstanding during the nine months ended September 30, 2012, and the year ended December 31, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at December 31, 2011	108,768	$2.34
Issued	-	-
Exercised	-	-
Cancelled/expired	-	-
Outstanding at September 30, 2012	108,768	$2.34

Outstanding and exercisable options had a weighted average remaining life of 1.71 years and no intrinsic value as of September 30, 2012.

Warrants

A summary of the changes in warrants outstanding during the nine months ended September 30, 2012, and the year ended December 31, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010*	8,875,001	$0.25
Issued	-	-
Exercised	(11,560,000)	0.01
Warrants issued pursuant to anti-dilution provisions	206,572,724	0.01
Outstanding at December 31, 2011*	203,887,725	$0.01

Issued	-	-
Exercised	2,000,000	0.01
Warrants issued pursuant to anti-dilution provisions	-	-
Cancelled/expired	-	-
Outstanding at September 30, 2012	201,887,725	$0.01

 *As a result of the conversion of the Notes, due to contractual provisions contained in the Series I Warrants and the 5-Year Warrants discussed further in Note 8 below, the exercise price of those warrants was reduced from $0.25 per share to $0.01, and the number of shares issuable upon exercise of those warrants increased from approximately 8,875,001 shares to as many as 201,887,725, net of warrants exercised.

As of September 30, 2012, outstanding warrants had an intrinsic value of $0 and a weighted average remaining contractual term of 2.58 years.

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

The Company measured the fair value of these instruments as of September 30, 2012, and recorded an unrealized gain for the nine months ended September 30, 2012, of $15,745.  The Company determined the fair values of these securities during the period using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of September 30, 2012 and December 31, 2011:

	Assumptions at September 30, 2012	Assumptions at December 31, 2011
Common stock issuable upon exercise of warrants	153,887,725	153,887,725
Estimated market value of common stock on measurement date	$0.01	$0.014
Exercise price	$0.01	$0.01
Risk-free interest rate (1)	0.39%	0.84%
Warrant lives in years	2.46	3.21
Expected volatility (2)	394.10%	196.99%
Expected dividend yield (3)	None	None
Probability of reset to conversion price (4)	40%	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of five years.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower that the warrants’ exercise price.

At September 30, 2012, the derivative liability associated with the remaining Series I Warrants was $2,183.

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

The Company measured the fair value of these instruments as of September 30, 2012, and recorded an unrealized gain for the nine months ended September 30, 2012, of $6,883. The Company determined the fair values of these securities using a lattice and Black-Scholes valuation model.

The fair value of the derivative warrant instruments was estimated using the following assumptions as of September 30, 2012 and December 31, 2012:

	Assumptions at September 30, 2012	Assumptions at December 31, 2011
Common stock issuable upon exercise of warrants	48,000,000	50,000,000
Estimated market value of common stock on measurement date	$0.01	$0.014
Exercise price	$0.01	$0.01
Risk-free interest rate (1)	0.39%	1.03%
Warrant lives in years	2.96	3.71
Expected volatility (2)	394.10%	196.99%
Expected dividend yield (3)	None	None
Probability of reset to conversion price (4)	40%	40%

(1)	The risk-free interest rate was determined by reference to the yield of U.S. Treasury securities with a term of one year.
(2)	The volatility factor is based upon the historical volatility of the Company’s common stock.
(3)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends in the near term.
(4)	This represents management’s estimate of the probability that the Company will issue stock at a price lower that the warrants’ exercise price.

At September 30, 2012, the derivative liability associated with the 5-year Warrants was $7,289.

_____________________________________________

BIOMODA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

9.   DERIVATIVE LIABILITIES – WARRANTS, OPTIONS AND NOTES (Continued)

Activity for derivative instruments during the three months ended September 30, 2012, was as follows:

	Balance at June 30, 2012	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at September 30, 2012
Derivative warrant instruments – Series I	$17,403	$-	$(15,220)	$2,183
Derivative warrant instruments – 5-year Warrants issued with Notes	12,069	-	(4,780)	7,289
Total	$29,472	$-	$(20,000)	$9,472

Activity for derivative instruments during the nine months ended September 30, 2012, was as follows:

	Balance at December 31, 2011	Derivative liability settled during the period	Increase (Decrease) in Fair Value of Derivative Liability	Balance at September 30, 2012
Derivative warrant instruments – Series I	$17,928	$-	$(15,745)	$2,183
Derivative warrant instruments – 5-year Warrants issued with Notes	14,803	(631)	(6,883)	7,289
Total	$32,731	$-	$(22,628)	$9,472

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
_____________________________________________

10.   FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements at September 30, 2012
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2012
Derivative warrant instruments	$--	$--	$9,472	$9,472
Total	$--	$--	$9,472	$9,472

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3) Three Months Ended September 30,
	2012	2011
Beginning balance	$29,472	$(3,626,309)
Total gains (losses)	(20,000)	579,104
Settlements	-	235,574
Additions	-	-
Transfers	-	-
Ending balance	$9,472	$(2,811,631)
Change in unrealized losses included in earnings relating to derivatives still held as of September 30, 2012 and 2011	$(20,000)	$579,104

	Significant Unobservable Inputs (Level 3) Nine Months Ended September 30,
	2012	2011
Beginning balance	$32,731	$(1,534,645)
Total gains (losses)	(22,628)	(2,102,659)
Settlements	(631)	825,673
Additions	-	-
Transfers	-	-
Ending balance	$9,472	$(2,811,631)
Change in unrealized losses included in earnings relating to derivatives still held as of September 30, 2012 and 2011	$(22,628)	$(2,102,659)

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

On August 9, 2012, the Beckman Coulter Company (“Beckman”) filed a lawsuit against Biomoda and the New Mexico Institute of Mining and Technology (NM Tech) alleging breach of contract on a lease for flow cytometer equipment. The suit alleges damages in the amount of $57,685 and includes a writ of replevin for the return of a flow cytometer machine currently in the possession of NM Tech.  NM Tech has agreed to return the flow cytometer to Beckman in return for their release from liability from any claim from Beckman. Biomoda has filed an answer to the Beckman complaint in the lawsuit.  Biomoda intends to actively pursue a settlement of the lawsuit but there can be no assurance that Biomoda’s settlement offers will be agreed to by Beckman.  As of September 30, 2012, Biomoda had accrued the full lease obligation of $125,892 relating to the flow cytometer equipment.

12.  COMMITMENTS

On August 1, 2012, Biomoda entered into an Employment Agreement to hire a Business Development Manager with a three-year term and an automatic renewal period of one year unless terminated.  In addition to his salary, employee shall be issued 8,900,000 of Biomoda’s common stock as a signing bonus, which is equal to 3.75% of the equity ownership of the Company.  The employee shall be paid an annual stock bonus that, in the aggregate, will total an amount that equals 3.75% equity ownership in the Company’s common stock.  The stock bonus provision shall be in force only for the initial three-year term of the agreement, and the parties agree specifically to renegotiate this term of the Agreement at the time of renewal, or no later than three years after signing. As of September 30, 2012, the Company has recorded $44,500 in stock payable as the fair value of the stock to be issued for the stock bonus.  The stock was valued using the fair market value of the stock on the grant date.

13. SUBSEQUENT EVENTS

On November 1, 2012, the Company entered into a convertible loan agreement with a Lender for a total amount of $55,000 including a loan origination fee to be secured by a Uniform Commercial Code security interest in Biomoda’s awarded patents in the U.S., European Union, Japan, Canada, Australia and Mexico, and a contingent interest in the corporate shell. The Lender agreed to lend Biomoda $50,000 for a period of one year and seven months. The Loan shall bear interest, from the date on which it was transferred to the Company, at a rate of eight percent (8%) per annum, compounded annually. The Company has the right to prepay the loan at any time.  Furthermore, the Lender has the right to convert their loan to equity in Biomoda in the event the Company restructures its business.  The conversion shall be at a value in the restructured Company equal to four times the value of the loan amount.  In the event that either a board member or officer resigns before repayment, the Lender may demand acceleration of repayment of the loan.

In accordance with ASC 855-10, the Company’s management reviewed all material events from September 30, 2012 through the issuance date of this report, and there are no other material events to report.

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

Biomoda has been in the development stage since it began operations on January 3, 1990, and has not generated any significant revenues from operations. There is no assurance of any future revenues. As of September 30, 2012, Biomoda had an accumulated deficit of $10,653,822 and a working capital deficit of $1,684,020. For the nine months ended September 30, 2012, we incurred net losses of $1,331,409. In addition, Biomoda did not generate any cash from operations and had no cash reserve dedicated to fund expenditures.

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

We plan to conduct optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and enhance commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.  In April 2012, we validated the grant of patents from the European Patent Office in 14 countries: the United Kingdom, Germany, France, Spain, Italy, Ireland, Switzerland, Netherlands, Luxembourg, Belgium, Sweden, Finland, Denmark and Greece.  In July 2012, we submitted a U.S. patent application for targeted cancer therapy conjugates using porphyrins and porphyrin-like molecules and various cytotoxic agents.

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

OTHER INITIATIVES

Internal Studies

We will be conducting optimization studies, both independently and in partnership with other scientific and medical institutions, to prepare for the multi-site pivotal clinical study and commercialization of the CyPath® assay.  Optimization will include automating the process for reading CyPath®-labeled cells in tissue and body fluid samples, improving methods for the non-invasive collection of sputum samples and refining the use of fluorescent microscopy to identify cancer and pre-cancerous cells.  We are also developing strategies to enter the European market, including filing for approval of a CE mark.  In 2011, the European Patent Office granted our patent application, and in April 2012, we validated the patent in 14 European Union countries.

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

5.
Foreign equivalents of U.S. Patent 6,838,248 were granted in Canada, Japan, Mexico, and Australia and the European Union countries of the United Kingdom, Germany, France, Spain, Italy, Ireland, Switzerland, Netherlands, Luxembourg, Belgium, Sweden, Finland, Denmark and Greece.

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

11.	U.S. registrations for the marks CyPath®, CyDx® and Biomoda®.

12.	Foreign registrations for the marks Biomoda®, CyPath® and CyDx® in the European Union.

13.	World Intellectual Property Organization has registered “Biomoda” as a world trademark as of November 10, 2010.

RESULTS OF CONTINUING OPERATIONS

We have recorded no significant revenue from inception through September 30, 2012.

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance.

Comparison of the three months ended September 30, 2012 and 2011

REVENUE.  As of September 30, 2012, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $1,134 for the three months ended September 30, 2012, from $13,471 for the three months ended September 30, 2011, due to our limited funding and our limited operations. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $255,432 for the three months ended September 30, 2012, from $167,738 for the three months ended September 30, 2011.  The increase was primarily related to stock issuances for services in 2012. We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants, options and convertible note instruments.  Interest expense increased for the three months ended September 30, 2012, to $90,487 from $22,889 for the three months ended September 30, 2011. This increase is attributable to the amortization of the discount on the convertible notes issued on April 3, 2012.  Also, during the three months ended September 30, 2012, we recognized an unrealized non-cash gain of $20,000 from the decrease in the fair value of the derivative liability related to our outstanding warrants compared to an unrealized loss of $606,826 for the three months ended September 30, 2011.

Comparison of the nine months ended September 30, 2012 and 2011

REVENUE.  As of September 30, 2012, there have been no significant revenues since inception.

RESEARCH AND DEVELOPMENT.  Product development expenses consist primarily of personnel expenses and consulting fees. Research and development, including payroll costs and other technical costs, decreased to $10,050 for the nine months ended September 30, 2012, from $234,304 for the nine months ended September 30, 2011, due to our limited funding. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect expenses such as clinical studies and collaborations to increase significantly in the next year. We expense product development costs as they are incurred.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses consist of expenses for executive and administrative personnel, facilities, professional services, travel and general corporate activities.  General and administrative costs, taken together with professional fees, increased to $1,154,522 for the nine months ended September 30, 2012, from $628,829 for the nine months ended September 30, 2011.  The increase was primarily related to stock issuances for services in 2012. We expect general and administrative costs to increase in the future as our business prospects develop and we require more staff. The costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

OTHER INCOME (EXPENSE).  Other income (expense) in these periods is composed of interest expense, gain on sale of assets and unrealized gains/losses related to changes in the fair value of the derivative liabilities associated with our outstanding warrants, options and convertible note instruments.  Interest expense decreased for the nine months ended September 30, 2012, to $160,355 from $438,143 for the nine months ended September 30, 2011. This decrease is attributable to the accelerated amortization of the discount on the convertible notes issued on September 15, 2010, due to their conversion into common shares during the 2011 period.  Also, during the nine months ended September 30, 2012, we recognized an unrealized non-cash gain of $22,628 from the decrease in the fair value of the derivative liability related to our outstanding warrants compared to an unrealized loss of $2,289,651 for the nine months ended September 30, 2011. An unrealized gain on decrease in the fair value of the derivative liability related to our non-employee options and convertible debt of $5,975 and $181,017, respectively, was recorded in the nine months ended September 30, 2011 compared to $0 and $0, respectively, for the nine months ended September 30, 2012.

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

In July 2012, the Lenders and the Company terminated the April 2012 convertible loan agreement, and the Lenders agreed to void and terminate the Uniform Commercial Code security interest in Biomoda’s awarded and pending U.S. and European patents in consideration of entering into a new loan agreement with additional Lenders for a total amount of $395,000 secured by a Uniform Commercial Code security interest in Biomoda’s awarded patents in the U.S., European Union, Japan, Canada, Australia and Mexico. The Lenders agreed to lend Biomoda $395,000 of which $295,000 was comprised of the April 2012 loan amount and $100,000 in additional cash proceeds, for a period of two years. The Loan shall bear interest, from the date on which it was transferred to the Company, at a rate of eight percent (8%) per annum, compounded annually.  Biomoda has the right to prepay the loan at any time.  Furthermore, Lenders have the right to convert their loan to equity in Biomoda in the event the Company restructures its business.  The conversion shall be at a value in the restructured Company equal to three times the value of the loan amount.  In the event that either a board member or officer resigns before repayment, the Lenders may demand acceleration of repayment of the loan.

In accordance with ASC 470-20 “Debt with Conversion and Other Options,” Biomoda evaluated the conversion feature of the notes and determined that the conversion rate was lower than the market value of the common stock which resulted in the recognition of a beneficial conversion feature.  A debt discount of $97,500 was recorded as the intrinsic value of the beneficial conversion feature and reduced the face value of the convertible loan.  The discount is being amortized over the term of the convertible loan. During the period ended September 30, 2012, Biomoda recognized $97,500 of interest expense related to the accretion of the discount.

On November 1, 2012, the Company entered into a convertible loan agreement with a Lender for a total amount of $55,000 including a loan origination fee to be secured by a Uniform Commercial Code security interest in Biomoda’s awarded patents in the U.S., European Union, Japan, Canada, Australia and Mexico, and a contingent interest in the corporate shell. The Lender agreed to lend Biomoda $50,000 for a period of one year and seven months. The Loan shall bear interest, from the date on which it was transferred to the Company, at a rate of eight percent (8%) per annum, compounded annually.  The Company has the right to prepay the loan at any time.  Furthermore, the Lender has the right to convert their loan to equity in Biomoda in the event the Company restructures its business.  The conversion shall be at a value in the restructured Company equal to four times the value of the loan amount.  In the event that either a board member or officer resigns before repayment, the Lender may demand acceleration of repayment of the loan.

In accordance with ASC 470-50 “Debt Modification and Extinguishments,” Biomoda evaluated the change in the terms of the loan agreement and determined that the Loan had been extinguished due to the significant change in the conversion feature.  However, Biomoda determined that the conversion feature was out of the money and had no intrinsic fair value.  The extension of the maturity did not result in a significant change in fair value.  As a result, Biomoda recorded the carrying value of the convertible note of $295,000 as the fair value of the new note payable.  The Company is unable to determine the value of the new conversion feature as it is contingent on future events.

On August 1, 2012, Biomoda entered into an Employment Agreement to hire a Business Development Manager with a three-year term and an automatic renewal period of one year unless terminated.  In addition to his salary, employee shall be issued 8,900,000 of Biomoda’s common stock as a signing bonus, which is equal to 3.75% of the equity ownership of the Company.  The employee shall be paid an annual stock bonus that, in the aggregate, will total an amount that equals 3.75% equity ownership in the Company’s common stock.  The stock bonus provision shall be in force only for the initial three-year term of the agreement, and the parties agree specifically to renegotiate this term of the Agreement at the time of renewal, or no later than three years after signing.

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

Product development expenditures, including personnel expense and general and administrative expense, were $10,050 for the nine months ended September 30, 2012.  Funds for operations, product development and capital expenditures were provided from the sale of company stock, warrants and a convertible debenture.  We will require substantial additional funding for continuing research and development, obtaining regulatory approval and the commercialization of our products.

There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Biomoda currently is insolvent and will remain insolvent until new funding is secured. The Company is investigating all means of funding, including restructuring.  Management believes that Biomoda’s technology is sound and can be developed to commercialization if funding for research and clinical trials can be secured.  Management continues to work without pay to procure investment, and the Company is in conversations with several potential investors to resolve the current financial situation and continue with technology and commercial development.  Biomoda currently has obligations of approximately $1,200,000.  The anticipated capital needs for the next 12 months are $2,300,000, for a total capital raise of $3,500,000.  This amount is planned to fund the optimization work leading to the pivotal trial.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risks since the end of fiscal year 2011.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, September 30, 2012.  Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective.

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

CHANGES IN CONTROLS AND PROCEDURES

No significant changes were made to improve our internal controls over financial reporting during the three months ended September 30, 2012.  We have implemented checklists for beginning-of-month, mid-month and end-of-month activities which are reviewed by management.  Management continues to address the deficiencies in our control and procedures.   We have completed an Accounting Manual and Employee Manual and implemented a review process over significant business transactions.

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

On August 9, 2012, the Beckman Coulter Company (“Beckman”) filed a lawsuit against Biomoda and the New Mexico Institute of Mining and Technology (NM Tech) alleging breach of contract on a lease for flow cytometer equipment. The suit alleges damages in the amount of $57,685 and includes a writ of replevin for the return of a flow cytometer machine currently in the possession of NM Tech.    NM Tech has agreed to return the flow cytometer to Beckman in return for their release from liability from any claim from Beckman. Biomoda has filed an answer to the Beckman complaint in the lawsuit.  Biomoda intends to actively pursue a settlement of the lawsuit but there can be no assurance that Biomoda’s settlement offers will be agreed to by Beckman.  As of September 30, 2012, Biomoda had accrued the full lease obligation of $125,892 relating to the Flow Cytometer equipment.

Item 2.  CHANGES IN SECURITIES

Registered Securities Sales

Warrant holders exercised 2,000,000 warrants during the nine months ended September 30, 2012.

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

Dated: November 19, 2012
	By:	/s/ Maria Zannes
Maria Zannes Chief Executive Officer
/s/ John J. Cousins
John J. Cousins
President and Chief Financial Officer (Principal Accounting Officer)